Form 10-K405
period 1994-12-31
US BANCORP /OR/
filed 1995-03-13
CIK 101542

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
              /X/ Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                             ---------------------

                           For the fiscal year ended
                               December 31, 1994

                            ------------------------

                             Commission File Number
                                     0-3505
                            ------------------------

                                 U. S. BANCORP
             (Exact name of registrant as specified in its charter)

                                  Oregon                                   93-0571730
                      (State or other jurisdiction of                      (I.R.S.
                      incorporation or organization)                       Employer
                                                                           Identification
                                                                           No.)
                          111 S.W. Fifth Avenue,                           97204
                             Portland, Oregon                              (Zip
                 (Address of principal executive offices)                  Code)

       Registrant's telephone number, including area code: (503) 275-6111

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                  8 1/8% Cumulative Preferred Stock, Series A
                                (Title of class)

                 Common Stock, Par Value Five Dollars Per Share
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                      $2,191,543,196 at February 16, 1995

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                   Class                                     Outstanding at February 16, 1995
- ---------------------------------------------------------------------------  --------------------------------
Common Stock, Par Value Five Dollars Per Share                                      98,120,077 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the
U. S. Bancorp Definitive Proxy Statement dated March 13, 1995, are incorporated by reference into Part III of Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX

                                                                       Page
                                                                      ------
PART I
Item 1.   BUSINESS....................................................      1
          General.....................................................      1
          Commercial Banking..........................................      2
          U. S. Bank of Oregon and U. S. Bank of Washington...........      2
          Commercial Activities.......................................      2
          Consumer Activities.........................................      2
          International Banking Activities............................      2
          Trust Activities............................................      3
          Competition.................................................      3
          Other Banking Subsidiaries..................................      3
          Nonbank Subsidiaries........................................      4
          Employees...................................................      4
          Monetary Policies...........................................      4
          Supervision and Regulation..................................      4
          U. S. Bancorp...............................................      4
          Banking Subsidiaries........................................      6
          Other Subsidiaries..........................................      7
Item 2.   PROPERTIES..................................................      7
Item 3.   LEGAL PROCEEDINGS...........................................      8
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      8
          EXECUTIVE OFFICERS OF THE REGISTRANT........................      8
PART II
Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................     11
Item 6.   SELECTED FINANCIAL DATA.....................................     12
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................     13
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     36
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................     70
PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          (See Part I for Executive Officers of the Registrant).......     71
Item 11.  EXECUTIVE COMPENSATION......................................     71
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................     71
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     71
PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.........................................................     72
SIGNATURES............................................................     73
EXHIBIT INDEX.........................................................     75

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

    U. S. Bancorp is a regional multi-bank holding company incorporated in the state of Oregon in 1968 and headquartered in Portland, Oregon. At December 31, 1994, U. S. Bancorp had consolidated assets of $21.8 billion and shareholders' equity of $1.8 billion. U.S. Bancorp is among the 35 largest bank holding companies in the United States in terms of total assets.

    The principal subsidiaries of U. S. Bancorp at December 31, 1994, were United States National Bank of Oregon ("U. S. Bank of Oregon"), also headquartered in Portland, Oregon, and U. S. Bank of Washington, National Association ("U. S. Bank of Washington"), headquartered in Seattle, Washington.
U. S. Bank of Oregon and U. S. Bank of Washington are engaged in a general retail and commercial banking business. In terms of deposits, at June 30, 1994,
U. S. Bank of Oregon was the largest bank in Oregon and the 52nd largest commercial bank in the United States. Also at that date, U. S. Bank of Washington was, in terms of deposits, the third largest commercial bank in the state of Washington and the 99th largest commercial bank in the United States.

    Other subsidiaries of U. S. Bancorp provide financial services related to banking, including mortgage banking, lease financing, consumer and commercial finance including credit cards, discount brokerage, investment advisory services, and insurance agency and credit life insurance services. In addition, in 1994, the investment advisor subsidiary of U. S. Bank of Oregon, Qualivest Capital Management, Inc., commenced advising a new group of mutual funds, the Qualivest Funds. U. S. Bancorp's principal activities are located in the Pacific Northwest, but it has operations throughout the Far West and, to a lesser extent, the rest of the United States. U. S. Bancorp also actively reviews proposals for various acquisition opportunities with which it is regularly presented.

    In 1994, U. S. Bancorp commenced a major cost reduction and revenue enhancement program to improve productivity and to achieve an overhead ratio (noninterest expenses as a percentage of tax-equivalent net interest income and noninterest revenue) of 59 percent within three years of the start of the program. In connection with this program, U. S. Bancorp is consolidating certain operations and facilities for efficiency and has divested or closed facilities or activities that no longer fit U. S. Bancorp's corporate objectives or the needs of regional customers.

    U. S. Bancorp's ongoing program has resulted in the sale of a significant portion of the assets of U. S. Bancorp Mortgage Company in the third quarter of 1994, including $3.6 billion of the $4.3 billion residential mortgage loan servicing portfolio and 50 loan origination offices in various states. Since the sale, mortgage banking services are being provided through the branches of the bank subsidiaries and a loan by phone program. Additionally, U. S. Bancorp closed Agent Financial Services Corporation, a loan securitization business. In early January 1995, U. S. Bancorp sold its credit reporting subsidiary, CREDCO, Inc., and is currently winding down operations of its import/export financing subsidiary, U. S. World Trade Corporation, and U. S. Bank (Canada).

    Additionally, the program included staff reductions of the number of full-time equivalent employees through attrition, a special retirement opportunity for certain employees, other severance programs, and the consolidation of certain operations and facilities. An eighteen percent reduction in full-time equivalent employees was accomplished during 1994 as a result of these actions.

    U. S. Bancorp's program to increase efficiency and reduce overhead is continuing into 1995. In January 1995, U. S. Bancorp announced that operations and objectives for U. S. Bank of Idaho, National Association would be refocused on retail and small business banking, resulting in centralization and further staff reductions. Further, U. S. Bank of Oregon recently announced that it has signed a letter of intent to outsource U. S. Bank of Oregon's merchant bank services, resulting in enhanced service capabilities along with further cost containment. Other consolidations involving Heart Federal Savings and Loan Association and U. S. Bank of Southwest Washington are described below in "Other Banking Subsidiaries."

                               COMMERCIAL BANKING

U. S. Bank of Oregon and U. S. Bank of Washington

    U. S. Bank of Oregon and U. S. Bank of Washington provide full-service commercial and consumer banking and a wide range of trust services to individuals, businesses and governmental entities throughout their respective states of operation and, to a lesser extent, in other areas of the United States and abroad. At December 31, 1994, U. S. Bank of Oregon had banking locations throughout the state of Oregon, including 172 full-service branches and other banking facilities, and several consumer service centers and commercial banking centers. Also at that date, U. S. Bank of Oregon had total consolidated assets of $11.3 billion, total deposits of $7.4 billion and total loans of $8.1 billion. U. S. Bank of Washington had, at December 31, 1994, banking locations in 84 cities and towns throughout the state of Washington, including 164 full-service branches and other banking facilities. At December 31, 1994, U. S. Bank of Washington had total consolidated assets of $6.6 billion, total deposits of $4.9 billion and total loans of $5.0 billion.

    COMMERCIAL ACTIVITIES. U. S. Bank of Oregon and U. S. Bank of Washington provide banking services to commercial customers in business and industry, including customers in forest products, aerospace, electronic manufacturing, and agriculture (four of the Pacific Northwest's major industries), wholesale and retail trade, finance, fishing, transportation, general construction, and a wide range of other personal and business service industries. The services provided include loans; mortgage and interim construction financing on residential, industrial and commercial properties; inventory financing; equipment leasing; acceptance financing; commodity loans and other specialized types of credit; and cash management services, including computerized balance and deposit reporting.
U. S. Bank of Oregon and U. S. Bank of Washington also purchase installment obligations from retailers with or without recourse. Additionally, U. S. Bank of Oregon and U. S. Bank of Washington maintain financial relationships with numerous companies based outside the Pacific Northwest, providing lines of credit and other financial services.

    CONSUMER ACTIVITIES. U. S. Bank of Oregon and U. S. Bank of Washington provide financial services to individual customers throughout Oregon and Washington as well as, to a more limited extent, in certain other western states. These services include accepting checking, savings, and other time deposits, and the making of loans. The loan services offered by U. S. Bank of Oregon and U. S. Bank of Washington include real property loans (including for home improvements), extensions of credit for purchases of automobiles and other consumer goods and services, and individual lines of credit, both unsecured and secured. In addition, U. S. Bank of Oregon and U. S. Bank of Washington customers may have access to U. S. Bancorp's automated teller machine ("ATM") system ("U-BANK-Registered Trademark-"), which is the tenth largest in the United States, with 1,200 ATMs located throughout U. S. Bancorp's banking region. U. S. Bancorp banks have issued approximately 1.1 million U-BANK-Registered Trademark- cards, including 600,000 debit cards for customers with checking accounts. A major purchase revolving line of credit secured by real estate is also available from either bank.

    INTERNATIONAL BANKING  ACTIVITIES.    U. S.  Bank  of  Oregon  international
operations include import-export transaction financing, letters of credit, collections, remittance services, and foreign exchange services.

    U. S. Bank of Oregon's International Banking Division finances trade transactions, primarily through Oregon ports, and maintains correspondent accounts with 52 banks in 23 foreign countries. Fifty-three (53) banks in 21 foreign countries maintain accounts with the International Banking Division. These correspondent relationships facilitate loans, letters of credit, acceptances, collections and exchange services abroad. U. S. Bank of Oregon's Investment Division engages in money market loans to United States offices of foreign banks, with terms not normally exceeding 90 days.

    At December 31, 1994, foreign loans outstanding with respect to U. S. Bank of Oregon totaled approximately $20.3 million. In addition, there were outstanding banker's acceptances in Mexico totaling $30.1 million, representing in part a participation in a syndicated accommodation to PEMEX, the Mexican national oil company, which matures in May 1996.

    U. S. Bank of Washington provides international services through its International Banking Division primarily for the benefit of existing customers. Such services include import-export transaction financing, letters of credit, collections, and remittance services. Foreign exchange services also are offered through U. S. Bank of Washington.

    U. S. Bank of Washington does not have direct overseas representation, either through representatives or foreign branch offices. However, numerous correspondent and agency arrangements are maintained with banks throughout the world with special emphasis on banks located in Pacific Rim countries. At December 31, 1994, U. S. Bank of Washington maintained correspondent accounts with 28 banks in 17 foreign countries, while 21 banks in 10 foreign countries maintained accounts with the International Banking Division. Foreign loans outstanding at December 31, 1994, totaled approximately $29.5 million.

    TRUST ACTIVITIES. U. S. Bank of Oregon and U. S. Bank of Washington offer a wide range of fiduciary services for individuals and corporations. Each bank acts as executor under wills, as trustee under trusts and pension and profit sharing plans, as conservator for estates of minors and incompetents and as investment adviser to individuals, businesses and others. Trust assets managed at December 31, 1994, by U. S. Bank of Oregon totaled over $2.98 billion and by
U. S. Bank of Washington totaled approximately $2.18 billion.

    COMPETITION. U. S. Bank of Oregon and U. S. Bank of Washington compete for deposits, loans, trust accounts, and in providing other financial services with independent, locally controlled banks, branches of foreign banks, and banks which are subsidiaries of bank holding companies based outside the Pacific Northwest. U. S. Bank of Oregon and U. S. Bank of Washington also compete actively with savings and loan associations, savings banks, credit unions, small local and national personal loan companies, local and national insurance companies, local and national finance companies and other institutions such as brokerage houses and financial units of out-of-state bank holding companies. All of these entities are actively engaged in marketing various types of loans and other financial services. Quality of service to customers, price of products, range of products and services and ease of accessibility to facilities are among the principal methods of meeting competition in the banking and financial service industries. U. S. Bancorp emphasizes responsive service of high quality and value throughout the organization.

Other Banking Subsidiaries

    U. S. Bancorp's other banking subsidiaries (including its savings association subsidiary) at December 31, 1994, were U. S. Bank of California, U.
S. Bank of Idaho, National Association, U. S. Bank of Nevada, First State Bank of Oregon, Heart Federal Savings and Loan Association, U. S. Bank of Southwest Washington, U. S. Savings Bank of Washington, U. S. Bank, National Association, and U. S. Bank (Canada), which had aggregate deposits of $2.9 billion and aggregate loans of $2.5 billion at that date. The activity of each of these subsidiaries was not material to U. S. Bancorp's operations as a whole during 1994. The largest of the banking subsidiaries listed above in terms of total assets and deposits are U. S. Bank of California and U. S. Bank of Nevada.

    U. S. Bank of California is headquartered in Sacramento, California and provides full-service commercial, consumer and trust banking services to individuals, businesses and governmental entities in its 30-county market area of northern California. At December 31, 1994, U. S. Bank of California had 65 full-service banking offices located in 51 California communities, a commercial banking center located in Sacramento, a real estate loan center located near Sacramento, and other banking facilities. Also at that date, the state-chartered bank had total assets of $2.0 billion, total deposits of $1.6 billion, and total loans of $1.2 billion. U. S. Bank of California was the eleventh largest commercial bank in California in terms of deposits at June 30, 1994.

    U. S. Bank of Nevada also provides full-service commercial, consumer and trust banking services. At December 31, 1994, U. S. Bank of Nevada had banking locations in 11 communities, including 29 full-service branches. Also at that date, the state-chartered bank had total assets of $.9 billion, total deposits of $.8 billion, and total loans of $.4 billion. The bank was the third largest full-service commercial bank in Nevada at December 31, 1994.

    In February 1995, U. S. Bancorp received regulatory approval to merge Heart Federal Savings and Loan Association into U. S. Bank of California, and the merger was consummated in late February 1995. In addition, U. S. Bancorp has recently received approval from Canadian banking regulators to proceed towards closure of U. S. Bank (Canada).

    U. S. Bancorp has recently received state and federal regulatory approval to merge U. S. Bank of Southwest Washington with and into First State Bank of Oregon. The merger is anticipated to be completed by March 31, 1995.

                              NONBANK SUBSIDIARIES

    U. S. Bancorp's nonbank subsidiaries, including subsidiaries of banks, totaled 38 companies at December 31, 1994. These subsidiaries operate in the fields of commercial and consumer lending, insurance services, equipment leasing, investment advisory services and discount brokerage, among others. Among U. S. Bancorp's nonbank subsidiaries are the following:

              Company                                Office Locations
- ------------------------------------  ----------------------------------------------
Qualivest Capital Management, Inc.    California, Oregon, Washington
U. S. Bancorp Securities              California, Idaho, Nevada, Oregon, Washington
U. S. Bancorp Insurance Agency, Inc.  Oregon
U. S. Bancorp Leasing and Financial   52 offices in 26 states

                                   EMPLOYEES

    As   of  December  31,  1994,  U.   S.  Bancorp  and  its  subsidiaries  had
approximately 10,610 full-time equivalent employees.

    A number of benefit programs are provided to all eligible employees, including officers, of U. S. Bancorp and its majority-owned subsidiaries, including: retirement and 401(k) plans, medical, dental and long-term disability plans, life insurance, accidental death and dismemberment insurance, a travel accident plan, paid vacations and a sick leave program.

                               MONETARY POLICIES

    The growth of U. S. Bancorp and its subsidiaries is affected by both the prevailing economic environment and the fiscal and monetary policies of branches and agencies of the U. S. Government. The Board of Governors of the Federal Reserve System (the "Federal Reserve Board") directly influences corporate performance through management of such factors as the reserves required of financial institutions, the growth and contraction of the nation's money supply, and interest rates paid by banks in their borrowings from and through the Federal Reserve System. The Federal Reserve Board carries additional regulatory authority over member banks and holding company activities. These powers allow federal authorities substantial control of financial activity in general and also of the operations of financial institutions. Monetary policies of the Federal Reserve Board have had and will continue to have a significant effect on the operating results of financial institutions.

                           SUPERVISION AND REGULATION

    U. S. BANCORP. U. S. Bancorp, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"), and is registered with the Federal Reserve Board. U. S. Bancorp is required by the Act to file reports of its operations with the Federal Reserve Board and is subject to inspection by the Federal Reserve Board. The Federal Reserve Board has authority to issue cease and desist orders against holding companies and their nonbank subsidiaries where the action of either of them constitutes a serious threat to the safety, soundness or stability of a subsidiary bank and to pursue criminal penalties for willful violations and civil penalties for violations under the Act.

    The Act and the Federal Reserve Board's regulations pursuant thereto require every bank holding company to obtain the prior approval of the Federal Reserve Board before merging with any bank holding company or acquiring substantially all the assets of any bank, or direct or indirect ownership or control of more than 5 percent of the voting shares of any bank or bank holding company. The Act provides that the Federal Reserve Board shall not approve any acquisition or merger which would result in a monopoly, or which would be in furtherance of any attempt to monopolize the business of banking in any part of the United States, or any other proposed acquisition or merger, the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country or which in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served. In reviewing applications, the Federal Reserve Board analyzes the financial and managerial resources and future prospects of the companies and banks involved and the convenience and needs of the community to be served.

    The Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than 5 percent of the voting shares of any company engaged in nonbanking activities. The Federal Reserve Board is authorized to approve, among other things, the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Federal Reserve Board is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

    With a limited exception for acquisitions of financially troubled banks, the Act prohibits the acquisition by a bank holding company of substantially all the assets or more than 5 percent of the voting shares of a bank located outside the state in which the operations of its banking subsidiaries were principally conducted at the time it became a bank holding company, unless such an acquisition is specifically authorized by a statute of the state in which the bank to be acquired is located. Numerous states, including California, Oregon, and Washington, have enacted legislation that authorizes bank holding companies located in all or designated states to acquire banks in the enacting states.

    In 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which allows adequately capitalized and managed bank holding companies to acquire and operate banks across state lines beginning in 1997. Pursuant to the Interstate Banking Act, commencing in September 1995, bank holding companies which meet specified capital and management adequacy standards will be eligible to acquire banks in other than their home states, but will need to retain a separate bank charter in each state where subsidiaries conduct banking business. Various restrictions on interstate acquisitions will continue to apply, including (1) federal and state antitrust laws, as currently in effect; (2) prohibitions on a single holding company system accounting for more than 10% of all deposits nationwide or, subject to various opt-in and opt-out provisions for individual states on a nondiscriminatory basis, accounting for 30% or more of deposits in any state;
(3) state-imposed prohibitions on acquiring banks within up to five years after they commence operations; and (4) compliance by the acquirer with the Community Reinvestment Act of 1977, as amended (the "CRA") and fair lending laws.

    Commencing on June 1, 1997, banks will be permitted to cross state lines to merge with other banks, subject to individual states' adoption of various nondiscriminatory opt-in and opt-out provisions. Antitrust and anticoncentration restrictions will apply as described above. It will not be necessary to keep multiple state charters in effect or to have a holding company system. Generally, all banks that are parties to a proposed post-1997 merger must satisfy applicable CRA, management quality and capital adequacy standards.

    U. S. Bancorp's management is considering the alternatives available for operation of its banking subsidiaries under the Interstate Banking Act.
Theoretically, if none of the states in which U. S. Bancorp's banking subsidiaries are located opt out, U. S. Bancorp's domestic banking subsidiaries could all be organized and operated as a single banking institution.

    U. S. Bancorp, its banking subsidiaries, and its nonbanking subsidiaries are affiliates of U. S. Bank of Oregon, U. S. Bank of Washington and U. S. Bancorp's other national banking subsidiaries within the meaning of the Federal Reserve Act. The Federal Reserve Act, the Federal Deposit Insurance Act, and the Home Owners' Loan Act impose certain restrictions on loans by U. S. Bancorp's banking subsidiaries to U. S. Bancorp or certain nonbank affiliates, on purchases of certain assets by U. S. Bancorp's banking subsidiaries from U. S. Bancorp or certain nonbank affiliates, on investments by U. S. Bancorp's banking subsidiaries in their stock or securities and on U. S. Bancorp's banking subsidiaries taking such stock and securities as collateral for loans. U. S. Bancorp and its subsidiaries, as affiliates of U. S. Bancorp's national banking subsidiaries, are also subject to certain restrictions with respect to engaging in the issue, flotation, underwriting, public sale and distribution of securities. Under Section 106 of the 1970 amendments to the Act and the regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or service.

    BANKING SUBSIDIARIES. There are various requirements and restrictions affecting U. S. Bank of Oregon, U. S. Bank of Washington and U. S. Bancorp's other banking subsidiaries, including the requirement to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, branching and other activities of the banks. U. S. Bancorp's national banking subsidiaries are subject to regulation by the Office of the Comptroller of the Currency (the "Comptroller"), the Federal Reserve Board and the Federal Deposit Insurance Corporation (the "FDIC"), and are examined by the Comptroller, which is the primary supervisory authority for national banks.

    Each of U. S. Bancorp's national banking subsidiaries can initiate dividend payments in a given year, without the prior approval of the Comptroller, in amounts equal to net profits (as defined by regulation) for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, a national bank may not pay a dividend in an amount greater than its net profits then on hand after deducting statutory bad debt in excess of the bank's allowance for loan losses. The payment of dividends by U. S. Bancorp's national bank subsidiaries may also be affected by other factors, such as requirements for the maintenance of adequate capital. In addition, federal bank regulatory agencies have issued policy statements which provide that national banks, banks that are members of the Federal Reserve System, and bank holding companies should generally pay dividends only out of current operating earnings.

    Other banking subsidiaries of U. S. Bancorp may be subject to regulation by the appropriate state regulatory agency, the Federal Reserve Board, or the FDIC. Until its closure, U. S. Bank (Canada) is subject to regulation by the Superintendent of Financial Institutions in Canada.

    The federal banking laws contain a "cross-guarantee" provision which could result in U. S. Bancorp or one of the insured depository institutions which it owns being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by U. S. Bancorp.

    The FDIC Improvement Act of 1991 authorized the imposition of stricter capital requirements on banks. If a bank is undercapitalized, the bank will be required to develop and submit a plan for the restoration of its capital. If the bank's efforts to restore capital are inadequate, the parent holding company, if any, may be required to contribute additional capital to the bank, up to the lesser of the full amount needed to bring the bank's capital level into compliance or 5% of the holding company's total assets. Each federal banking agency is also required to promulgate regulations and specify standards in numerous areas of bank operations, addressing such issues as internal control and audit systems, loan documentation, credit underwriting, interest rate risk, asset growth, executive officer and director compensation, asset quality, and other operational and managerial standards. These regulatory requirements have increased and may continue to increase the cost of, and the regulatory burden associated with, the banking business.

    U. S. Bancorp's bank subsidiaries pay assessments on their domestic deposits to the FDIC's Bank Insurance Fund. In addition, two of U. S. Bancorp's financial institutions pay assessments on some or all of their deposits at rates imposed for members of the Savings Association Insurance Fund.

    Under FDIC regulations, the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups": Subgroup A, B or C. Subgroup A includes financially sound institutions with few minor weaknesses; Subgroup B institutions demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C includes institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each insured institution is assigned an annual FDIC assessment rate varying between 0.23% per annum (for well capitalized Subgroup A institutions) and 0.31% (for undercapitalized Subgroup C institutions). In February 1995, the FDIC published proposed rules which would, if adopted, cause a significant reduction in assessment rates for members of the Bank Insurance Fund.

    U. S. Bancorp and its banking subsidiaries are subject to the CRA, which is aimed particularly at encouraging financial institutions to give special attention to the needs of low and moderate income areas in meeting the credit needs of the communities in which they operate. If the regulatory evaluation of a banking subsidiary's CRA activities is less than satisfactory, regulatory approval of the bank's or a related entity's proposed acquisitions, branch openings, expansion of activities related to banking, or other applications requiring Federal Reserve Board approval may be delayed until the bank's CRA performance is deemed satisfactory by the appropriate bank regulatory agency. U.
S. Bancorp's banking subsidiaries that are subject to the CRA each have regulatory evaluations of satisfactory or better. U. S. Bank of Oregon and U. S. Bank of Washington each received regulatory evaluations of outstanding in 1994.

    Activities of U. S. Bancorp and its banking subsidiaries in other countries are also subject to restrictions imposed by the laws and banking authorities of such countries and the Federal Reserve Board.

    The foregoing references to applicable statutes and regulations are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such statutes and regulations.

    The information included under the heading "Capital and Dividends" on page 32 of this report is incorporated herein by reference.

    OTHER SUBSIDIARIES. Non-bank subsidiaries of U. S. Bancorp in the states of Oregon, Washington, California, Idaho, and Nevada and other jurisdictions are subject to the supervision and inspection of various federal and/or state regulatory agencies.

ITEM 2. PROPERTIES

    The headquarters of U. S. Bancorp and U. S. Bank of Oregon is located in downtown Portland, Oregon, in the U. S. Bancorp Tower, which was completed in June 1983. The Tower contains approximately 751,600 rentable square feet of space and was, as of December 31, 1994, 86 percent committed for occupancy including the approximately 244,000 square feet utilized by U. S. Bancorp and its subsidiaries.

    U. S. Bancorp or U. S. Bank of Oregon own six additional buildings located in the Portland metropolitan area, including U. S. Bancorp's operations center, nine miles east of downtown Portland. The operations facility, with approximately 360,000 square feet of space, houses U. S. Bancorp's information services/data processing functions, as well as most bank operations and processing functions.

    U. S. Bank of Oregon owned, at December 31, 1994, the land and buildings which house 90 of its full-service branch offices and one banking facility. Fifty-eight (58) branches were operated in leased facilities, while 24 branches were operated in U. S. Bank of Oregon buildings on leased land. Twenty-six of the leased branches occupied premises covered by a series of separate leases with a single lessor, each lease expiring in the year 2002. Other U. S. Bank of Oregon and U. S. Bancorp subsidiary units occupy leased space in various buildings throughout Oregon.

    U. S. Bank of Washington owned, at December 31, 1994, the land and buildings which house 71 of its full-service branch offices and one banking facility, while 71 of its full service branches were operated in leased facilities and 22 branches were operated in U. S. Bank of Washington buildings on leased land. Also at that date, U. S. Bank of Washington owned a 19-story, 227,200-square-foot office building in Seattle, Washington, which housed its headquarters for a portion of 1994; negotiations for the sale of this facility are under way. During 1994, U. S. Bank of Washington relocated to new headquarters in the U. S. Bank Centre, a facility in which U. S. Bank of Washington and its affiliates lease approximately 179,300 square feet.

    U. S. Bank of California owned, at December 31, 1994, the land and buildings which house 47 of its full-service branch offices. Fifteen branches and one banking facility were operated in leased facilities. Also at that date, U. S. Bank of California leased a 65,250-square-foot office building in Auburn, California, as well as a 67,600-square-foot office building in Sacramento, California which houses its headquarters, and operated six branches in U. S. Bank of California buildings on leased land.

    U. S. Bank of Nevada owned, at December 31, 1994, the land and buildings which house ten of its full-service branch offices. Fifteen branches and three banking facilities were operated in leased facilities, while one branch operated in a U. S. Bank of Nevada building on leased land. U. S. Bancorp purchased an office building in Reno in July 1993. This facility includes a 6-story office building with approximately 78,350 rentable square feet of space and two stories of parking below the building.

    U. S. Bank of Idaho owned at December 31, 1994, the land and buildings which house five of its domestic full-service branch offices, while six branches were operated in leased facilities.

ITEM 3. LEGAL PROCEEDINGS

    There were no legal proceedings requiring disclosure pursuant to this item pending at December 31, 1994, or at the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the shareholders of U. S. Bancorp's common stock during the fourth quarter of 1994.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    All officers of the registrant are elected or appointed by the board of directors to hold their offices during the pleasure of the board. At February 16, 1995, the executive officers of U. S. Bancorp were as follows:

                                                                        Has Served as          First
                       Age at                                         Executive Officer       Joined
        Name          12/31/94               Position              of U. S. Bancorp Since  U. S. Bancorp
- ---------------------------------------------------------------------------------------------------------
Gerry B. Cameron*            56 Director, Chairman of the Board,              Mar. 1979            1956
                                 Chief Executive Officer and
                                 President, U. S. Bancorp; Director
                                 and Chairman of the Board, U. S.
                                 Bank of Oregon; Director and
                                 Executive Vice President, U. S.
                                 Bank of Washington
Phyllis J. Campbell*          43 Director, President and Chief                Nov. 1989            1987
                                 Executive Officer, U. S. Bank of
                                 Washington; Executive Vice
                                 President, U. S. Bancorp and U. S.
                                 Bank of Oregon
Thomas P. Ducharme           43 Executive Vice President and                  June 1994            1994
                                 Treasurer, U. S. Bancorp;
                                 Executive Vice President, U. S.
                                 Bank of Oregon and U. S. Bank of
                                 Washington
Gary T. Duim*                49 Executive Vice President, U. S.               Jan. 1993            1987
                                 Bancorp, U. S. Bank of Oregon and
                                 U. S. Bank of Washington

                                                                        Has Served as          First
                       Age at                                         Executive Officer       Joined
        Name          12/31/94               Position              of U. S. Bancorp Since  U. S. Bancorp
- ---------------------------------------------------------------------------------------------------------
Steven P. Erwin              51 Executive Vice President and Chief            July 1994            1994
                                 Financial Officer, U. S. Bancorp;
                                 Executive Vice President, U. S.
                                 Bank of Oregon and U. S. Bank of
                                 Washington
John D. Eskildsen*           57 Director, President and Chief                 July 1989            1959
                                 Executive Officer, U. S. Bank of
                                 Oregon; Executive Vice President,
                                 U. S. Bancorp and U. S. Bank of
                                 Washington
Robert D. Geddes             56 Executive Vice President, U. S.               Dec. 1987            1974
                                 Bancorp, U. S. Bank of Oregon and
                                 U. S. Bank of Washington
Arland D. Hatfield*          59 Executive Vice President, U. S.               July 1989            1987
                                 Bancorp, U. S. Bank of Oregon and
                                 U. S. Bank of Washington
Charles C. Langer            47 President, U. S. Bancorp Leasing &             May 1991            1964
                                 Financial
Judith L. Rice*              47 Executive Vice President, U. S.                May 1990            1973
                                 Bancorp, U. S. Bank of Oregon and
                                 U. S. Bank of Washington
Lamoine Saunders             53 Executive Vice President, U. S.               July 1994            1994
                                 Bancorp, U. S. Bank of Oregon and
                                 U. S. Bank of Washington
Robert D. Sznewajs*          48 Executive Vice President, U. S.              April 1994            1994
                                 Bancorp, U. S. Bank of Oregon and
                                 U. S. Bank of Washington

- ------------------------
 *  Member of U. S. Bancorp Executive Management Committee composed of 7  senior
    U. S. Bancorp executive officers.
    There are no family relationships among any of the above listed persons.
    The principal occupations and employment of each of the above persons during the past five years were as follows:
(a) Mr. Cameron was elected Chief Executive Officer of U. S. Bancorp in January 1994 and Chairman of the Board and President in April 1994. He was Vice Chairman of U. S. Bancorp from January 1993 until April 1994, and served as Executive Vice President of U. S. Bank of Oregon from March 1979 until July 1993. Mr. Cameron was elected a director of U. S. Bank of Oregon in January 1993 and was elected Chairman of the Board in July 1993. Mr. Cameron was elected a director of U. S. Bank of Washington in February 1988, and currently also serves as Executive Vice President. He was President and Chief Executive Officer of U. S. Bank of Washington from October 1991 and Executive Vice President of U. S. Bancorp from March 1979 until January 1993, and was President and Chief Operating Officer of U. S. Bank of Washington from February 1988 until October 1991.

(b) Since January 1993, Ms.  Campbell has been a  director, President and  Chief
    Executive Officer of U. S. Bank of Washington and Executive Vice President of U. S. Bancorp and U. S. Bank of Oregon. Ms. Campbell was Senior Vice
    President and Area Manager for all eastern U. S. Bank of Washington branches from February 1989 until November 1989, when she became Executive Vice
    President and Manager of the Distribution Group of U. S. Bank of Washington.
    Prior to 1989, Ms. Campbell was Vice President and Manager of all Spokane branches of U. S. Bank of Washington.
(c) Mr.  Ducharme  has been  Executive  Vice President  and  Treasurer of  U. S.
    Bancorp since June 1994. He also serves as Executive Vice President of U. S.
    Bank of Oregon and U. S. Bank of Washington. Previously, Mr. Ducharme provided personal investment and financial advice and services as an asset management and financial consultant. From 1988 through 1993, Mr. Ducharme was Executive Vice President and Treasurer of Valley National Bank in
    Phoenix, Arizona.
(d) Mr. Duim became Executive Vice President of  U. S. Bancorp in charge of  its
    U.  S. Corporate Banking Group and Executive Vice President of U. S. Bank of
    Oregon in January 1993. He has also  been Executive Vice President of U.  S.
    Bank  of  Washington  since  1988,  and  previously  managed  its Commercial
    Services Group.
(e) Mr. Erwin has been Executive Vice  President and Chief Financial Officer  of
    U.  S. Bancorp, and Executive Vice President of  U. S. Bank of Oregon and U.
    S. Bank of  Washington, since July  1994. Mr. Erwin  served as Treasurer  of
    BayBanks, Inc. in Boston, Massachusetts from 1987 until 1994.
(f) Mr. Eskildsen became a director and President and Chief Executive Officer of
    U. S. Bank of Oregon in January 1993. For more than five years prior to 1993, he was Executive Vice President of U. S. Bank of Oregon and managed its Commercial Services Group. Mr. Eskildsen became Executive Vice President of U. S. Bancorp and U. S. Bank of Washington in April 1992.
(g) Mr.  Geddes has been Executive Vice President and Corporate Counsel of U. S.
    Bancorp and U. S. Bank  of Oregon since December  1987. Mr. Geddes has  been
    Secretary and Corporate Counsel of U. S. Bank of Washington since July 1989 and Executive Vice President of U. S. Bank of Washington since April 1993.
    Mr.  Geddes is also  Manager of the Community,  Government and Legal Affairs
    Group.
(h) Mr. Hatfield has been Executive  Vice President of U.  S. Bancorp and U.  S.
    Bank of Oregon since October 1991 and has headed the Credit Administration and Policy Group of U. S. Bancorp since October 1992. Since 1988, Mr.
    Hatfield has been Executive Vice President and Chief Credit Officer of U. S.
    Bank of Washington.
(i) Mr.  Langer has been President of U.  S. Bancorp Leasing and Financial since
    January 1989. Prior to that date he was Executive Vice President and Manager of U. S. Bancorp Leasing and Financial.
(j) Ms. Rice has been Executive Vice President  of U. S. Bancorp, U. S. Bank  of
    Oregon and U. S. Bank of Washington and Manager of the Human Resources Group since May 1990. She was employed by U. S. Bancorp from 1973 until 1979. She then served in various capacities with Boise Cascade Corporation's Paper
    Group until January 1988. Ms. Rice rejoined U. S. Bancorp in February 1988 and was Vice President and Manager of Human Resources Planning and
    Development until May 1990.
(k) Mr. Saunders has been Executive Vice President of U. S. Bancorp heading the systems and operations areas since August 1994. He also serves as Executive
    Vice  President of U.  S. Bank of Oregon  and U. S.  Bank of Washington. Mr.
    Saunders served  as Chief  Operations  Officer of  Valley National  Bank  of
    Arizona  in Phoenix, Arizona  from 1983 until 1992.  From 1992 through 1993,
    Mr. Saunders served as President of BancStar, Inc. From 1993 until 1994, Mr.
    Saunders served as National Operations Manager for BancOne Corporation.
(l) Mr. Sznewajs has been Executive Vice President of U. S. Bancorp in charge of the Support and Financial Services and Products Group since April 1994.
    Since that time he has also served as Executive Vice President of U. S. Bank of Oregon and U. S. Bank of Washington. From 1989 until 1993, Mr. Sznewajs was Executive Vice President and Manager of Retail Banking for Valley
    National Bank of Arizona in Phoenix, Arizona. In early 1993, Mr. Sznewajs became Chairman of Bank of America, N.A., the credit card bank of BankAmerica Corporation.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-HOLDER MATTERS

    U. S. Bancorp's common stock is traded in The Nasdaq Stock Market under the symbol USBC. At December 31, 1994, 34 independent brokerage firms maintained a primary market in U. S. Bancorp's common stock. Also at that date, there were 15,473 shareholders of record of U. S. Bancorp's common stock. Approximately 70% of those shareholders live in Oregon or Washington while approximately 25% of the total shares issued and outstanding are owned by Oregon and Washington residents. The following table presents the interday high and low sales prices of U.S. Bancorp's common stock for each quarterly period for the last two years as reported by Nasdaq:

                                           1994                                        1993
                        ------------------------------------------  ------------------------------------------
                            4          3          2          1          4          3          2          1
                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
High..................  $  25 7/8  28 1/8     28 5/8     28 5/8     $  27 1/8  27         28 1/8     28 7/8
Low...................  $  22 1/8  25 1/4     24 1/2     23 1/2     $  22 3/4  24 3/8     22         24 1/2

    The following table presents quarterly cash dividends declared information for the two-year period 1994-1993:

                                               1994                         1993
                                     -------------------------    -------------------------
                                      4       3      2      1      4       3      2      1
                                     ----    ---    ---    ---    ----    ---    ---    ---
Dividends Declared...............    $.25    .25    .22    .22    $.22    .22    .22    .19

    U. S. Bancorp's common dividend payout ratio for each of its last three fiscal years was as follows:
1994 -- 67.1%; 1993 -- 34.4%; and 1992 -- 52.4%. U. S. Bancorp's common dividend payout ratio for 1994, excluding the after-tax impact of the $100 million restructuring charge, was 45.2%. The common dividend payout ratio for 1992, before the cumulative effect of accounting changes, was 37.1%.

    Reference should be made to Item 1 of this report on page 6 and Note 3 to the Consolidated Financial Statements on page 47 for a description of restrictions on the ability of U. S. Bancorp's national banking subsidiaries to pay dividends to U. S. Bancorp.

ITEM 6.  SELECTED FINANCIAL DATA

    The  following selected financial data should be read in conjunction with U.
S. Bancorp's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

                                                                                        Percent
                                                                                       Increase
                                                                                      (Decrease)
Year Ended December 31                                           1994      1993     1994 Over 1993    1992(1)    1991      1990
- --------------------------------------------------------------  -------   -------   ---------------   -------   -------   -------
                                                                             (Dollars in Millions, Except Per Share)
EARNINGS
Net interest income (TE)......................................  $ 995.1   $ 963.0           3%        $ 896.6   $ 814.3   $ 736.3
Net interest income...........................................    962.2     928.1           4           860.4     769.3     690.2
Provision for credit losses...................................    106.9      92.9          15           134.5     125.4     103.6
Noninterest revenues..........................................    456.1     531.8         (14)          443.5     375.3     299.0
Restructuring charge..........................................    100.0        --         N/M              --        --        --
Other noninterest expenses....................................    995.3     982.8           1           868.8     743.8     619.8
                                                                -------   -------                     -------   -------   -------
Total noninterest expenses....................................  1,095.3     982.8          11           868.8     743.8     619.8
Income before cumulative effect of accounting changes.........    151.5     257.9         (41)          208.1     190.9     190.8
Cumulative effect of accounting changes.......................       --        --          --            59.9        --        --
Net income....................................................    151.5     257.9         (41)          148.2     190.9     190.8
- ---------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Income before accounting changes..............................  $  1.40   $  2.47         (43)%       $  2.05   $  1.96   $  1.99
Net income....................................................     1.40      2.47         (43)           1.45      1.96      1.99
Book value....................................................    16.58     16.77          (1)          14.95     14.32     13.09
Cash dividends declared.......................................      .94       .85          11             .76       .71       .59
Average common shares outstanding (000's).....................   99,448    99,327                      98,650    97,640    96,008
- ---------------------------------------------------------------------------------------------------------------------------------
PERIOD-END BALANCES
Assets........................................................  $21,816   $21,415           2%        $20,741   $18,875   $18,547
Interest-earning assets.......................................   19,105    18,951           1          18,264    16,661    16,317
Loans.........................................................   15,606    14,168          10          13,565    13,920    13,996
Deposits......................................................   15,048    15,511          (3)         15,425    13,316    13,363
Long-term debt................................................      995     1,052          (5)          1,329     1,214       666
Common shareholders' equity...................................    1,627     1,668          (2)          1,481     1,406     1,267
Preferred stock...............................................      150       150          --             150        --        --
Full-time equivalent employees................................   10,610    12,863         (18)         11,980    11,282    10,501
AVERAGE BALANCES
Assets........................................................  $21,126   $20,684           2%        $19,487   $18,492   $18,327
Interest-earning assets.......................................   18,622    18,206           2          17,310    16,522    16,154
Loans.........................................................   14,728    13,645           8          13,722    13,949    13,170
Deposits......................................................   15,184    15,289          (1)         13,920    13,079    12,837
Common shareholders' equity...................................    1,624     1,561           4           1,409     1,340     1,189
Preferred stock...............................................      150       150          --              66        --        --
- ---------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Return on average assets (2)..................................      .72%     1.25%                       1.07%     1.03%     1.04%
Return on average common equity (2)...........................     8.58     15.75                       13.80     14.25     16.04
Overhead ratio................................................    75.48     65.75                       64.81     62.44     59.86
Net interest margin...........................................     5.35      5.29                        5.18      4.93      4.56
Average total shareholders' equity to average assets..........     8.40      8.27                        7.57      7.25      6.49
Leverage ratio................................................     7.69      7.65                        7.16      6.84      5.92
Risk-based capital ratios:
  Tier 1 capital ratio........................................     8.19      8.76                        8.54      7.56      6.67
  Total capital ratio.........................................    11.03     11.73                       11.54      9.83      9.64
Nonperforming assets as a % of loans and foreclosed assets....     1.31      1.77                        2.13      2.75      2.36
Allowance as a % of loans.....................................     1.96      1.91                        1.91      1.65      1.45
Allowance as a % of nonperforming loans.......................      168       125                         100        77        79

- ------------------------------
(1) 1992 net income includes a $59.9 million after-tax charge from the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits".
(2) Returns on average equity and assets for 1992 were computed before accounting changes. After accounting changes, return on average assets was .76% and return on average common equity was 10.14%.
N/M Not meaningful.
TE  Tax-equivalent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report. When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability with the 1994 presentation. Each of the items referred to in this performance review is more fully described in the following discussion or in the Notes to the Consolidated Financial Statements presented on pages 44 through 69 of this report.

Performance Overview

    In the first quarter of 1994, U. S. Bancorp announced a restructuring program to aggressively improve the productivity and profitability of all of its businesses. This announcement reflected the company's refocus on businesses in its core market area of Oregon, Washington, northern California, Nevada and Idaho, and on selected other businesses that meet its objective of sustaining consistent, high-return financial performance. One important financial objective of U. S. Bancorp's restructuring program was to improve productivity to achieve an overhead ratio (noninterest expenses as a percentage of tax-equivalent net interest income and noninterest revenues) of 59 percent within three years of the start of the program.

    For the year 1994, net income was $151.5 million, or $1.40 per common share, compared with $257.9 million, or $2.47 per common share, for the year 1993. However, there were a number of items that affected net income in 1994 and 1993. A $100 million pretax charge was recorded in the first quarter of 1994, reflecting the cost of implementing the restructuring program. In the third quarter, U. S. Bancorp sold a substantial portion of its residential mortgage operations, resulting in a pretax gain of $50.8 million. Certain asset write-downs deemed necessary by management were also taken in the third quarter and the ratio of the allowance to loans outstanding was increased at third quarter end to 1.95 percent from 1.91 percent at December 31, 1993. The results for 1993 included $74 million in pretax income from equity investments and certain mortgage banking activities.

    Quarterly earnings increased during 1994 as a result of the many actions initiated in the first quarter and a strong economic environment in most of U.
S. Bancorp's markets. These initiatives included implementing cost reduction plans and divesting or closing less profitable businesses. Highlights for 1994 included:

    - Noninterest expenses declined substantially from an annualized run-rate of $1.03 billion in the fourth quarter of 1993, to an annualized run-rate of $904 million in the fourth quarter of 1994.

    - Overhead ratio improved to 63.3 percent in the fourth quarter from 67.1 percent in the third quarter of 1994, and 74.6 percent in the first quarter (excluding the restructure charge); the overhead ratio was 65.8 percent in 1993 and 75.5 percent in 1994 (including the restructuring charge).

    - Average loans grew 11 percent in the fourth quarter on an annualized basis over the third quarter of 1994, and 10 percent as compared with the fourth quarter a year ago.

    - Credit quality improved as reflected by the decline in nonperforming assets to total loans and foreclosed property from 1.77 percent at year-end 1993 to 1.31 percent at year-end 1994. Annualized net charge-offs were .51 percent in the fourth quarter of 1994 and .48 percent for the year, compared with .60 percent for the year 1993.

    To facilitate a better understanding of U. S. Bancorp's results of operations, management believes an analysis that separates noncore businesses and nonrecurring activities from ongoing activities provides for a more accurate assessment of overall trends and operations. Accordingly, operating income as used below and throughout this report is defined as income before the provision for credit losses, other real estate owned (OREO) write-downs, equity investment income and loss, gains and losses on sales of mortgage loan servicing rights, net of accelerated intangibles amortization, gain on sale of operations and loans, gains and losses on sales of securities, the restructuring charge, asset write-downs and items determined by management to be nonrecurring.

    Due to this format of presentation, not all individual line items agree directly to the financial statements.

                             RESULTS OF OPERATIONS

    The table below presents the trend of operating income for the years 1994, 1993 and 1992.

Summary of Operations
Tax-Equivalent Basis
(In Millions)

                                                                                                      Percent           Percent
                                                                                      1994     1993   Change    1992    Change
                                                                                     -------  ------  ------   -------  ------
Net interest income................................................................  $ 995.1  $963.0      3%   $ 896.6      7%
Noninterest revenues...............................................................    417.6   448.3     (7)     426.0      5
Noninterest expenses...............................................................    963.9   980.5     (2)     839.9     17
                                                                                     -------  ------           -------
Operating income...................................................................    448.8   430.8      4      482.7    (11)
Provision for credit losses........................................................   (106.9)  (92.9)    15     (134.4)   (31)
OREO write-downs...................................................................     (2.4)   (5.3)   (55)     (19.5)   (73)
                                                                                     -------  ------           -------
                                                                                       339.5   332.6      2      328.8      1
Equity investment income (loss)....................................................     (5.4)   34.0              12.9
Gain on sale of operations and loans...............................................     62.9     9.3               5.0
Gain (loss) on sale of securities..................................................     (8.1)     --                .4
Gain (loss) on sale of mortgage loan servicing rights, net of accelerated
 intangibles amortization..........................................................      1.3    40.2               (.8)
Nonrecurring noninterest revenue items.............................................    (12.2)     --                --
Restructuring charge...............................................................   (100.0)     --                --
Asset write-downs..................................................................    (18.4)   (6.2)               --
Nonrecurring noninterest expense items.............................................    (10.6)    9.2              (9.4)
                                                                                     -------  ------           -------
Income before income taxes.........................................................    249.0   419.1             336.9
Less tax-equivalent adjustment included above......................................     32.9    34.9              36.3
Provision for income taxes.........................................................     64.6   126.3              92.5
                                                                                     -------  ------           -------
Income before cumulative effect of accounting changes..............................    151.5   257.9    (41)     208.1     24
Cumulative effect of accounting changes............................................       --      --             (59.9)
                                                                                     -------  ------           -------
Net income.........................................................................  $ 151.5  $257.9    (41)%  $ 148.2     74%
                                                                                     -------  ------  ------   -------  ------
                                                                                     -------  ------  ------   -------  ------

    Operating income increased four percent in 1994 as compared with 1993. On a quarterly basis, operating income rose steadily during the year. Operating income increased from $87.1 million in the first quarter of 1994 to $129.7 million in the fourth quarter, a 49 percent increase.

    - Net interest income in 1994 increased 3.3 percent over 1993, mainly the result of growth in commercial and consumer loans. Average commercial loans in 1994 increased 10 percent over 1993, and average consumer loans increased 13 percent. The increase in the margin to 5.35 percent in 1994 from 5.29 percent in 1993 was primarily attributable to higher overall asset yields and an increase in noninterest-bearing deposits.

    - Excluding revenues associated with activities affected by divestitures and other revenue items as specified in the noninterest revenue table on page 17, noninterest revenues increased five percent. Strong year-over-year growth was achieved in service charges, up 13 percent, and insurance revenues, up 49 percent. Total noninterest revenues declined in 1994 from 1993, mainly due to declines in revenues associated with divested businesses. A significant portion of U. S. Bancorp's mortgage banking subsidiary's loan origination offices and loan servicing portfolio was sold in the third quarter of 1994. As a result of this sale, and an overall decline in mortgage loan origination volumes due to rising interest rates, mortgage banking income was down $27 million in 1994 as compared with 1993. Credit reporting revenues from U. S. Bancorp's subsidiary Credco, Inc. were $21 million lower in 1994 due to lower demand for credit reports. In December 1994, U.S. Bancorp announced the signing of a definitive agreement to sell Credco, Inc. The sale closed in January 1995.

    - Noninterest expenses in 1994, excluding the restructuring charge, asset write-downs and items determined by management to be nonrecurring, decreased two percent from 1993 levels reflecting the benefit of major cost initiatives implemented at U. S. Bancorp during 1994. The most significant cost reductions were achieved in employee compensation and benefits due to a combination of attrition, a special retirement opportunity and divestiture or closure of several business activities. The number of full-time equivalent employees decreased 18 percent during the year as a result of these actions.

Net Interest Income (tax-equivalent basis)

    Net interest income, the principal source of U. S. Bancorp's operating income, includes interest income and fees generated by interest-earning assets, primarily loans and investment securities, less interest expense on interest-bearing liabilities, primarily deposits, purchased funds and long-term debt. Net interest income is affected by the volume, interest rates and relative mix of both earning assets and interest-bearing and noninterest-bearing liabilities.

Analysis of Net Interest Income (Tax-Equivalent Basis)

                                                                                                   Net
                                                                             Interest  Interest  Interest
                                                                              Income   Expense    Income
                                                                             --------  --------  --------
                                                                                    (In Millions)
1992 as reported...........................................................  $1,528.2  $  631.6  $  896.6
1993 increase (decrease) due to:
  Changes in balances......................................................      75.4      10.2      65.1
  Changes in rates.........................................................    (132.4)   (134.7)      2.4
  One less day.............................................................      (2.5)     (1.4)     (1.1)
                                                                             --------  --------  --------
1993 as reported...........................................................   1,468.7     505.7     963.0
                                                                             --------  --------  --------
1994 increase due to:
  Changes in balances......................................................      31.8       4.1      27.7
  Changes in rates.........................................................      12.5       8.1       4.4
                                                                             --------  --------  --------
1994 as reported...........................................................  $1,513.0  $  517.9  $  995.1
                                                                             --------  --------  --------
                                                                             --------  --------  --------

    Net interest income was $995.1 million in 1994, up $32.1 million, or three percent, from the prior year. This followed an increase of $66.4 million, or seven percent, in 1993 compared with 1992. In 1994, the growth in net interest income resulted primarily from the increase in earning assets and an increase in the net interest margin.

    Average earning assets in 1994 totaled $18.6 billion, an increase of $416 million, or two percent, from the prior year. This followed an increase of $896 million, or five percent, in 1993 from 1992. The increase in 1994 reflected the growth in average loans, which rose $1.1 billion, or eight percent, over 1993. Average commercial loans increased $618 million, or 10 percent, and average consumer loans increased $392 million, or 13 percent, over the prior year. These increases in average loans were partially offset by a $388 million decline in average loans held for sale and a $205 million decrease in average investment securities. The decline in loans held for sale was due to the sale of a substantial portion of the mortgage loan origination offices of the mortgage subsidiary in August 1994 and the decision by management to transfer $96.4 million of consumer loans held for sale during 1993 into the loan portfolio in mid-1994.

    Average interest-bearing liabilities in 1994 totaled $15.0 billion, an increase of $121 million, or one percent, from the prior year. Average interest-bearing deposits declined $347 million, or three percent, in 1994 as increases in savings, interest-checking and money market accounts were offset by a $583 million decrease in time deposits less than $100,000. Average short-term borrowings, including federal funds purchased and security repurchase agreements, increased $600 million in 1994 over the prior year.

    The net interest margin on interest-earning assets, which is the average yield on interest-earning assets less the average rate paid for all sources of funding, including the impact of interest-free funds, was 5.35 percent in 1994 compared with 5.29 and 5.18 percent in 1993 and 1992, respectively. The six basis point increase in the net interest margin in 1994 over 1993 was primarily due to an improvement in the earning asset yield, mainly related to higher yields earned on variable rate commercial loans. The average cost of interest-bearing  liabilities  increased  five  basis  points  as  the  cost  of short-term borrowings increased in 1994. The increase in the cost of interest-bearing liabilities was offset by the impact of a higher proportion of interest-earning assets supported by noninterest-bearing sources of funds in 1994.

Rate-Volume Analysis of Changes in Net Interest Income

    The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volumes and rates. Since changes in interest income and expense are calculated independently for each line in the table, the totals in the volume and rate columns are not the sum of the individual lines. Changes not due solely to volume or rate changes are allocated to rate.

                                                                        1994 Versus 1993                1993 Versus 1992
                                                                 ------------------------------  ------------------------------
                                                                   Increase (Decrease) Due to      Increase (Decrease) Due to
                                                                           Change in                       Change in
                                                                 ------------------------------  ------------------------------
                                                                  Average   Average      Net     Average    Average      Net
                                                                  Volume      Rate     Change     Volume     Rate      Change
                                                                 ---------  --------  ---------  --------  ---------  ---------
                                                                                         (In Thousands)
INTEREST INCOME
Time deposits with other banks.................................  $      21  $     36  $      57  $   (730) $     (41) $    (771)
Federal funds sold and security resell agreements..............     (1,084)    4,231      3,147    (3,560)    (2,116)    (5,676)
Other short-term investments...................................       (476)      116       (360)       74       (168)       (94)
Interest on trading account securities.........................     (1,153)    1,116        (37)      302     (1,103)      (801)
Interest on loans held for sale................................    (27,104)      684    (26,420)    9,848     (7,424)     2,424
Interest on securities available for sale......................     72,862     7,806     80,668       246         --        246
Interest on securities held to maturity........................   (111,482)    2,977   (108,505)   71,731    (33,286)    38,445
Interest on loans..............................................     88,049     7,753     95,802    (6,799)   (86,463)   (93,262)
                                                                 ---------  --------  ---------  --------  ---------  ---------
    Total interest income......................................     31,837    12,515     44,352    75,365   (134,854)   (59,489)
                                                                 ---------  --------  ---------  --------  ---------  ---------
INTEREST EXPENSE
Interest on deposits
  Savings accounts.............................................      2,134    (4,216)    (2,082)    9,950    (13,476)    (3,526)
  NOW accounts and interest checking...........................        468    (5,661)    (5,193)    6,338    (17,269)   (10,931)
  Money market accounts........................................      2,878    10,861     13,739    12,923    (22,413)    (9,490)
  Time, $100 thousand or more..................................        156     1,778      1,934   (16,730)    (4,913)   (21,643)
  Other time...................................................    (25,193)   (4,802)   (29,995)    2,152    (39,143)   (36,991)
                                                                 ---------  --------  ---------  --------  ---------  ---------
    Total......................................................    (10,784)  (10,813)   (21,597)   26,888   (109,469)   (82,581)
                                                                 ---------  --------  ---------  --------  ---------  ---------
Interest on federal funds purchased and security repurchase
 agreements....................................................     17,577    24,546     42,123   (13,158)   (10,846)   (24,004)
Interest on commercial paper...................................      1,039     2,394      3,433    (1,717)    (1,213)    (2,930)
Interest on short-term
 borrowings (1)................................................       (352)   (1,141)    (1,493)    1,465     (5,495)    (4,030)
Interest on long-term debt.....................................     (9,027)   (1,097)   (10,124)   (5,086)    (7,274)   (12,360)
                                                                 ---------  --------  ---------  --------  ---------  ---------
    Total interest expense.....................................      4,123     8,219     12,342    10,231   (136,136)  (125,905)
                                                                 ---------  --------  ---------  --------  ---------  ---------
Change in net interest income..................................  $  27,714  $  4,296  $  32,010  $ 65,134  $   1,282  $  66,416
                                                                 ---------  --------  ---------  --------  ---------  ---------
                                                                 ---------  --------  ---------  --------  ---------  ---------

- ------------------------
(1) Includes interest capitalized on property under construction.

Noninterest Revenue

    Excluding revenues associated with activities affected by divestiture and other revenues identified in the table below, noninterest revenues increased in 1994 by five percent over 1993. The comparable noninterest revenues in 1993 increased 13 percent over 1992. The principal components of noninterest revenue are shown in the table below.

                                                                      Change
                                                                 -----------------
                                                  1994    1993   Amount    Percent    1992
                                                 ------  ------  -------   -------   ------
                                                               (In Millions)
Noninterest revenues:
  Service charges on deposit accounts..........  $152.0  $134.7  $ 17.3      13%     $120.1
  Bank card revenue, net.......................    61.2    59.1     2.1       4        50.1
  Trust and investment management..............    51.1    48.7     2.4       5        45.7
  Exchange fees................................    31.5    28.1     3.4      12        24.3
  Insurance revenue............................    19.4    13.0     6.4      49        10.7
  ATM revenue..................................    18.9    16.1     2.8      17        14.9
  Brokerage and other commissions..............     9.1    14.0    (4.9)    (35)       11.8
  Trading account..............................    12.5    17.0    (4.5)    (26)       13.1
  All other....................................    31.7    39.2    (7.5)    (19)       35.8
                                                 ------  ------  -------             ------
                                                  387.4   369.9    17.5       5       326.5
                                                 ------  ------  -------             ------
Activities affected by divestitures:
  Mortgage banking income, net.................    17.0    44.4   (27.4)    (62)       66.2
  Credit reporting revenue.....................    13.2    34.0   (20.8)    (61)       33.3
                                                 ------  ------  -------             ------
                                                   30.2    78.4   (48.2)    (61)       99.5
                                                 ------  ------  -------             ------
Gain on sale of operations and loans...........    62.9     9.3                         5.0
Equity investment income (loss)................    (5.4)   34.0                        12.9
Gain on sale of mortgage loan servicing rights,
 net of accelerated intangibles amortization...     1.3    40.2                         (.8)
Gain (loss) on sale of securities..............    (8.1)     --                          .4
Nonrecurring noninterest revenue items.........   (12.2)     --                          --
                                                 ------  ------                      ------
                                                   38.5    83.5                        17.5
                                                 ------  ------                      ------
                                                 $456.1  $531.8  $(75.7)    (14)%    $443.5
                                                                             --
                                                                             --
                                                 ------  ------  -------             ------
                                                 ------  ------  -------             ------

                                                      Change
                                                 -----------------
                                                 Amount    Percent
                                                 -------   -------

Noninterest revenues:
  Service charges on deposit accounts..........  $ 14.6       12%
  Bank card revenue, net.......................     9.0       18
  Trust and investment management..............     3.0        7
  Exchange fees................................     3.8       16
  Insurance revenue............................     2.3       21
  ATM revenue..................................     1.2        8
  Brokerage and other commissions..............     2.2       19
  Trading account..............................     3.9       30
  All other....................................     3.4        9
                                                 -------
                                                   43.4       13
                                                 -------
Activities affected by divestitures:
  Mortgage banking income, net.................   (21.8)     (33)
  Credit reporting revenue.....................      .7        2
                                                 -------
                                                  (21.1)     (21)
                                                 -------
Gain on sale of operations and loans...........
Equity investment income (loss)................
Gain on sale of mortgage loan servicing rights,
 net of accelerated intangibles amortization...
Gain (loss) on sale of securities..............
Nonrecurring noninterest revenue items.........

                                                 $ 88.3       20%
                                                              --
                                                              --
                                                 -------
                                                 -------

    Service charges on deposit accounts increased 13 percent to $152.0 million in 1994 from $134.7 million in 1993. Selective repricing of consumer and corporate payment and cash management products contributed to the increase in these revenues in 1994 over 1993.

    Bank card revenue totaled $61.2 million in 1994, compared with $59.1 million in 1993. The increase is attributable to the growth in the affinity bank card portfolio partially offset by a higher level of annual fee waivers.

    Trust and investment administration revenues were $51.1 million in 1994 and $48.7 million in 1993. The increase of $2.4 million in 1994 over 1993 reflects the increase in revenue received from the management of employee benefit plan assets, which increased from $10.7 million to $12.9 million.

    Exchange fees, which consist primarily of fees from letters of credit, check orders and foreign money exchanges, totaled $31.5 million in 1994 and $28.1 million in 1993.

    Insurance revenue increased 49 percent in 1994 compared with 1993 due to continued success in marketing annuity products. ATM revenue was $18.9 million in 1994 and $16.1 million in 1993 and continued to reflect the expansion of ATM transactions available to customers and adjustment of the pricing schedule to accommodate the new features.

    In  August 1994, U.  S. Bancorp sold  most of the  residential mortgage loan servicing portfolio and 50 loan origination offices of its subsidiary U. S. Bancorp Mortgage Company. Mortgage banking income in 1994 is not comparable to prior years due to the impact of this sale. In addition, mortgage banking revenues were also lower in 1994 as compared with 1993 and 1992 due to a lower volume of loan originations industry-wide as a result of an increase in interest rates. Credit reporting revenues in 1994 were similarly affected by the decline in mortgage loan originations and refinancings. U. S. Bancorp sold its credit reporting subsidiary, Credco, Inc., in January 1995.

    Included in revenues in 1994 was the $50.8 million gain related to the aforementioned sale of mortgage subsidiary assets. Gains on sale of loans in 1994 totaled $11.2 million and relate to sales of a portion of an affinity bank card portfolio and student loans. In 1993, gains on sale of loans totaled $4.5 million and gain on sale of operations was $4.8 million, primarily the result of the sale of U. S. Bancorp's corporate trust business. Equity investment income
(loss) consisted primarily of market value adjustments of U. S. Bancorp's equity investments in public companies and, on a smaller scale, in venture capital investments in non-public companies. In 1993, a portion of the mortgage subsidiary's mortgage servicing rights portfolio was sold for a gain of $54.8 million, and also led to recognition of $8.9 million of hedge income related to the portfolios sold. In addition, during 1993, U. S. Bancorp adjusted the recorded value of its purchased mortgage servicing rights and excess servicing fees receivable in light of an increase in the rate of mortgage loan prepayments. The carrying value of these assets was reduced by $23.5 million. Losses incurred in 1994 on sale of investment securities relate to the sale of a portion of the securities available for sale portfolio, the proceeds of which were reinvested to increase the portfolio yield in future periods. Included in other nonrecurring revenue items in 1994 were losses of $3.9 million incurred by
U. S. Bancorp's import/export finance subsidiary and $8.3 million of trading account losses related to the sale of certain collateralized mortgage obligations.

Noninterest Expense

    Noninterest expenses, excluding the restructure charge and other expenses identified in the table below, decreased $16.6 million, or 2 percent, compared with 1993. Total noninterest expenses were $1.1 billion compared with $983 million in 1993 and $869 million in 1992.

                                                                    Change                     Change
                                                               ----------------           -----------------
                                                1994    1993    Amount    Percent  1992   Amount    Percent
                                               ------  ------  --------   -----   ------  -------   -------
                                                                      (In Millions)
Noninterest expenses:
  Employee compensation and benefits.........  $473.1  $496.5  $ (23.4)     (5)%  $436.6  $ 59.9        14%
  Net occupancy expense......................    66.0    63.2      2.8       4      55.7     7.5        13
  Equipment rentals, depreciation and
   maintenance...............................    97.7    90.2      7.5       8      73.7    16.5        22
  Regulatory agency fees.....................    39.6    41.3     (1.7)     (4)     36.1     5.2        14
  Telecommunications.........................    27.5    26.0      1.5       6      24.0     2.0         8
  Amortization of intangibles................    18.3    19.3     (1.0)     (5)     14.0     5.3        38
  Contract personnel.........................    13.3    15.3     (2.0)    (13)      9.7     5.6        58
  Legal and accounting.......................     9.6     8.3      1.3      16       8.4     (.1)       (1)
  Marketing and advertising..................    22.8    27.7     (4.9)    (18)     22.7     5.0        22
  Other taxes and licenses...................     9.4    11.9     (2.5)    (21)     11.8      .1         1
  Stationery, supplies and postage...........    43.2    44.4     (1.2)     (3)     39.3     5.1        13
  Travel.....................................    11.0    13.9     (2.9)    (21)     11.8     2.1        18
  All other..................................   132.4   122.5      9.9       8      96.1    26.4        27
                                               ------  ------  --------           ------  -------
                                                963.9   980.5    (16.6)     (2)    839.9   140.6        17
                                               ------  ------  --------           ------  -------
Restructuring charge.........................   100.0      --                         --
OREO write-downs.............................     2.4     5.3                       19.5
Asset write-downs............................    18.4     6.2                         --
Nonrecurring noninterest expense items.......    10.6    (9.2)                       9.4
                                               ------  ------                     ------
                                                131.4     2.3                       28.9
                                               ------  ------                     ------
                                               $1,095.3 $982.8 $ 112.5      11%   $868.8  $114.0        13%
                                                                                                        --
                                                                                                        --
                                               ------  ------  --------   -----   ------  -------
                                               ------  ------  --------   -----   ------  -------

    In first quarter 1994, a $100 million restructuring charge was recorded related to a comprehensive program designed to allow U. S. Bancorp to become an even more efficient, competitive and customer-focused financial institution. The program included staff reductions accomplished through an early retirement opportunity for certain employees, other severance programs and attrition, divestiture of noncore activities, and the consolidation and integration of certain operations and facilities that no longer fit U. S. Bancorp's corporate objectives or the needs of its regional customers. The program is anticipated to be completed by the end of the first quarter of 1995.

    The $100 million charge represented the incremental costs as a result of the restructuring plan. Included in the restructuring charge were $52.4 million of costs associated with enhanced retirement and other benefit programs, $22.6 million of severance benefits, $9.5 million of expenses related to the cost to exit certain business activities, $7.3 million related to consolidation and integration of facilities, and $8.2 million of other cost reduction expenses related to the program.

    The restructuring charge consists of $96.4 million in anticipated cash expenditures and $3.6 million of non-cash charges, mainly the write-downs of facilities. A significant portion of the cash outlays associated with the program relate to enhanced retirement programs, which will be funded over a 10 to 15 year period as contributions are made to the benefit plans. The restructure program is not expected to have a material impact on U. S. Bancorp's liquidity.

    The most significant portion of future expense reductions will consist of savings of employee compensation and benefits due to a reduction in employees. By the third quarter of 1994, U. S. Bancorp had achieved a ten percent reduction in full-time equivalent (FTE) employees, excluding the reduction in employees associated with the mortgage loan origination offices sold. By year-end 1994, FTE employees decreased to 10,610, or 18 percent, from 12,863 at December 31, 1993. Of the 2,253 decrease in FTE employees, 555 were the result of activities sold and the balance was directly related to the restructuring program.

    As of December 31, 1994, $18.9 million of the restructuring charge remained in other liabilities which represented $10.9 million related to staff reductions that were initiated in 1994, $3.1 million related to the consolidation and integration of facilities in process, and $4.9 million related to other cost reduction actions during 1994. At December 31, 1994, $48.8 million of employee benefit plan liabilities related to the enhanced retirement programs were also included in other liabilities.

    As a result of the restructuring program, a substantial reduction in U. S. Bancorp's operating expenses was achieved. Fourth quarter noninterest expenses annualized were $904 million, a 12 percent reduction from the annualized fourth quarter 1993 noninterest expenses of $1.03 billion.

    Significant improvement in the overhead ratio (defined as noninterest expenses as a percentage of tax-equivalent net interest income and noninterest revenues) was achieved by the fourth quarter of 1994 when the ratio reached 63.3 percent, down from 67.1 percent in the third quarter of 1994 and 74.5 percent in the first quarter of 1994 (excluding the restructuring charge). The overhead ratio for the year 1994 was 75.5 percent (including the restructuring charge), compared with 65.8 percent and 64.8 percent for 1993 and 1992, respectively.

    Employee compensation decreased $23.4 million in 1994, or five percent, compared with 1993, and in the fourth quarter of 1994 decreased $18.1 million, or 17 percent, compared with compensation expense in the fourth quarter of 1993. These reductions reflect the decrease in FTE employees that occurred during 1994. Employee benefits expense decreased $2 million, or two percent, in 1994 compared with 1993.

    Net occupancy expense increased principally as the result of rent increases associated with the occupancy of a new headquarters building by U. S. Bank of Washington in Seattle, Washington. Equipment rentals, depreciation and maintenance, excluding the impact of the computer software write-off discussed below, increased eight percent in 1994 compared with 1993. The increase mainly represents the incremental costs associated with upgrading systems and equipment to improve productivity.

    Regulatory agency fees declined in 1994 as the result of improvement in the FDIC risk classification of one of U.S. Bancorp's principal banking subsidiaries for assessment purposes. Telecommunications expense increased six percent in 1994 as compared with 1993, and reflected the rapid growth in U. S. Bancorp's 24-hour telephone service centers which provide automated and personal service around the clock to U. S. Bancorp customers. Reductions in several other expense categories have been achieved through actions taken to implement the restructure program as previously discussed.

    Included in asset write-downs in 1994 was the write-off of certain capitalized expenses as U. S. Bancorp changed its policy with respect to the capitalization of internal costs related to the development and installation of computer software. These unamortized costs related to several projects were written off as a charge to expenses totaling $12.1 million in the third quarter of 1994. Write-downs of intangibles resulting from revaluation of certain acquired business intangibles in 1994 totaled $3.3 million. Deferred costs totaling $3.0 million related to agent-originated consumer loans held for sale were written off upon the transfer of these loans to the loan portfolio. Other nonrecurring items were anticipated expenses related to system conversions -- $6.2 million; interest accrued on pending settlements with tax authorities -- $3.0 million; and other items totaling $1.4 million. Asset write-downs in 1993 included a $3.0 million write-down of bank premises and a $2.8 million write-down of affinity credit card intangibles due to a change in underlying assumptions regarding the solicitation period for potential cardholders. Nonrecurring items in 1993 included reversal of excess postretirement and other liabilities of $8 million. Nonrecurring items in 1992 included a $2.7 million environmental liability accrual (a portion of which was reversed in 1993) and $6.7 million of long-term debt redemption expense.

Income Taxes

    U. S. Bancorp's effective income tax rate was 29.9 percent in 1994, compared with 32.9 percent in 1993 and 30.8 percent in 1992. The decline in the effective tax rate in 1994 from 1993 was caused primarily by the higher proportion of tax-exempt income in 1994 due to the decline in taxable income related to the restructuring charge. Also, in 1994, U. S. Bancorp recorded a higher amount of tax credits associated with low income housing investments. The effective tax rate in 1993 increased from 1992 primarily due to the increase in the federal income tax rate from 34 percent to 35 percent, and a decrease in 1993 in the relative proportion of tax-exempt income as compared with 1992.

                              FINANCIAL CONDITION

Securities Portfolios

    The securities portfolios are managed to maximize yield over an entire interest rate cycle while minimizing market exposure to changes in interest rates. In the third quarter of 1994, U. S. Bancorp sold a portion of its available for sale U. S. Treasury securities and reinvested the proceeds primarily in collateralized mortgage obligations to improve the yield of the securities portfolios. At December 31, 1994, the yield on the available for sale securities portfolio was 5.43 percent, compared with 6.13 percent at year-end 1993. The decline in the portfolio yield in 1994 is the result of maturing securities reinvested at lower rates. Securities available for sale totaled $1.37 billion at December 31, 1994, and $1.68 billion at December 31, 1993.

    Securities held to maturity totaled $1.40 billion at December 31, 1994, compared with $1.74 billion at year-end 1993. Maturities of U. S. Treasuries and government agencies accounted for the decline. The yield on the held to maturity portfolio was 6.26 percent at December 31, 1994, compared with 6.36 percent at year-end 1993.

    At December 31, 1994, the securities portfolios included $1.37 billion of mortgage-backed securities and collateralized mortgage obligations, compared with $1.43 billion at December 31, 1993. Substantially all of these securities were issued by Federal agencies or backed by Federal agency pass-through securities.

Maturity Distribution and Yields of Securities

                                                           Available for Sale                  Held to Maturity
                                                    ---------------------------------  ---------------------------------
                                                     Weighted    Estimated              Weighted    Estimated
                                                     Average       Fair     Amortized   Average       Fair     Amortized
December 31, 1994                                   Yield (1)      Value      Cost     Yield (1)      Value      Cost
- --------------------------------------------------  ----------   ---------  ---------  ----------   ---------  ---------
                                                                               (In Millions)
U. S. Treasury obligations
  Due within one year.............................       5.27%   $   151.7  $  152.9          --%   $      --  $     --
  Due after one year but within five years........       5.37        479.0     502.7        5.77          9.7      10.0
  Due after five years but within ten years.......         --           --        --          --           --        --
  Due after ten years.............................         --           --        --          --           --        --
                                                                 ---------  ---------               ---------  ---------
    Total.........................................       5.35        630.7     655.6        5.77          9.7      10.0
                                                                 ---------  ---------               ---------  ---------
U. S. government agency securities (2)............
  Due within one year.............................       3.53         15.0      15.0          --           --        --
  Due after one year but within five years........       4.03         12.8      13.0        7.14         27.2      27.9
  Due after five years but within ten years.......       6.41         10.1      10.7        7.17        165.3     169.0
  Due after ten years.............................       5.90        513.4     548.6        6.58        688.6     729.2
                                                                 ---------  ---------               ---------  ---------
    Total.........................................       5.81        551.3     587.3        6.71        881.1     926.1
                                                                 ---------  ---------               ---------  ---------
State and municipal bonds.........................
  Due within one year.............................         --           --        --        6.12         35.1      35.0
  Due after one year but within five years........         --           --        --        6.11         72.7      72.0
  Due after five years but within ten years.......         --           --        --        5.27        197.3     208.3
  Due after ten years.............................         --           --        --        5.05         31.0      34.4
                                                                 ---------  ---------               ---------  ---------
    Total.........................................         --           --        --        5.51        336.1     349.7
                                                                 ---------  ---------               ---------  ---------
Other securities (3)..............................
  Due within one year.............................       6.34         54.0      54.0       10.50           .3        .2
  Due after one year but within five years........       6.78          6.0       6.0        5.00        115.4     118.8
  Due after five years but within ten years.......         --           --        --          --           --        --
  Due after ten years.............................       3.39        127.4     108.8          --           --        --
                                                                 ---------  ---------               ---------  ---------
    Total.........................................       4.45        187.4     168.8        5.01        115.7     119.0
                                                                 ---------  ---------               ---------  ---------
                                                         5.43%   $ 1,369.4  $1,411.7        6.26%   $ 1,342.6  $1,404.8
                                                          ---    ---------  ---------      -----    ---------  ---------
                                                          ---    ---------  ---------      -----    ---------  ---------

- ------------------------
(1) Tax-equivalent basis. For securities carried at estimated fair value, the weighted average yield is computed using amortized cost.

(2) Included in U. S. government agency securities are mortgage-backed securities and collateralized mortgage obligations.

(3) Equity securities with no stated maturity date were presented as due after ten years.

Loan Portfolio

    There was strong loan growth in 1994. Average loans grew 11 percent in the fourth quarter of 1994 on an annualized basis over the third quarter, and ten percent from the fourth quarter of 1993. For the full year, average loans increased eight percent over the prior year. Loan growth was particularly strong in commercial and consumer loans, and was geographically broad-based throughout the year. Commercial loans increased to $7.4 billion at December 31, 1994, from $6.8 billion at December 31, 1993, a nine percent increase. Consumer loans at year-end 1994 were $3.7 billion. Excluding the increase in loans due to the transfer of consumer loans held for sale into the loan portfolio in 1994, consumer loans increased 14 percent over year-end 1993.

Loan Portfolio Analysis

                                               December 31,
                           -----------------------------------------------------
                             1994       1993       1992       1991       1990
                           ---------  ---------  ---------  ---------  ---------
                                               (In Millions)
Loans (net of unearned
 income)
  Commercial.............  $ 7,384.6  $ 6,796.8  $ 6,320.8  $ 6,547.2  $ 6,727.2
  Lease Financing........      819.6      765.9      724.5      850.6      756.4
  Foreign................       49.8       96.3       64.8       53.8       53.8
  Real estate
   construction..........      667.2      699.9      855.6      896.3      893.5
  Real estate mortgage...    2,946.5    2,611.2    2,669.9    2,862.3    3,061.8
  Consumer...............    3,738.0    3,198.4    2,929.0    2,709.6    2,503.2
                           ---------  ---------  ---------  ---------  ---------
                           $15,605.7  $14,168.5  $13,564.6  $13,919.8  $13,995.9
                           ---------  ---------  ---------  ---------  ---------
                           ---------  ---------  ---------  ---------  ---------

    It is U. S. Bancorp's objective to maintain a loan portfolio that is diverse in terms of type of loan, industry concentration, geographic distribution and borrower concentration in order to reduce the overall credit risk by minimizing the adverse impact of any single event or set of occurrences. The Commercial Loan Distribution table below shows the commercial loan portfolio stratified by significant Standard Industrial Code classifications. It should be noted that within the indicated classification, there are other subclassifications for which U. S. Bancorp's reporting system monitors industry concentrations.

    Commercial loans were primarily local middle-market credits and loans to small businesses. U. S. Bancorp's two largest banks -- U. S. Bank of Oregon and
U. S. Bank of Washington -- are leaders in small business lending in their respective states.

Commercial Loan Distribution

                                                              December 31,
                                                              -------------
                                                              1994    1993
                                                              -----   -----
Manufacturing...............................................   17.3%   17.0%
Service.....................................................   11.4     9.8
Retail......................................................   11.0    10.7
Wholesale...................................................   10.7     9.9
Agricultural................................................    8.3     7.9
Forest Products.............................................    8.2    11.0
Brokers, Dealers, and Insurance.............................    5.8     5.7
Financial...................................................    4.7     5.0
Transportation..............................................    4.4     5.4
Contractors.................................................    4.2     5.2
Other.......................................................   14.0    12.4
                                                              -----   -----
                                                              100.0%  100.0%
                                                              -----   -----
                                                              -----   -----

    Real estate mortgage loans increased $335.3 million to $2.9 billion at year-end 1994 compared with 1993, primarily due to an increase in one-to-four family residential real estate mortgage loans. In an effort to increase home ownership opportunities for low- to moderate-income and first-time buyers, U. S. Bancorp expanded its successful HomePartner loan program in the first quarter of 1994. The HomePartner product line provides more flexible credit guidelines and flexible down payment options for first-time and low- to moderate-income borrowers. For the year 1994, in excess of 1,300 loans were closed with principal balances amounting to $111.5 million.

    The majority of U. S. Bancorp's real estate mortgage loans outstanding are collateralized by properties located in the Pacific Northwest and Northern California. U. S. Bancorp closely monitors the composition of its real estate portfolio through prudent underwriting criteria and by monitoring loan concentrations by geographic region and property type. An analysis of the real estate portfolio at year-end 1994 is presented in the tables below.

Real Estate Loans Outstanding
December 31, 1994

                                           Residential   Commercial    Total
                                           -----------   ----------   --------
                                                      (In Millions)
Real estate construction.................   $  235.4      $  431.8    $  667.2
Real estate mortgage.....................    1,080.4       1,866.1     2,946.5
                                           -----------   ----------   --------
                                            $1,315.8      $2,297.9    $3,613.7
                                           -----------   ----------   --------
                                           -----------   ----------   --------

Real Estate Loans Outstanding
Concentrations by State and Type of Collateral
December 31, 1994

                                  Washington   California   Oregon  Other    Total
                                  ----------   ----------   ------  ------  --------
                                                    (In Millions)
Residential.....................   $  456.8      $497.9     $251.7  $109.4  $1,315.8
Commercial
  Apartment/Condominium.........      201.3        60.2       70.2    42.5     374.2
  Office........................      232.4        47.9      143.6    27.2     451.1
  Retail........................       53.7         1.5       34.8     4.7      94.7
  Hotel/Motel...................      179.2        90.1      156.5    48.5     474.3
  Land..........................       30.8        20.1       12.4    14.0      77.3
  Other.........................      331.2       144.1      265.8    85.2     826.3
                                  ----------   ----------   ------  ------  --------
    Total Commercial............    1,028.6       363.9      683.3   222.1   2,297.9
                                  ----------   ----------   ------  ------  --------
Total...........................   $1,485.4      $861.8     $935.0  $331.5  $3,613.7
                                  ----------   ----------   ------  ------  --------
                                  ----------   ----------   ------  ------  --------

Asset/Liability Management

    KEY OBJECTIVE. A key objective of asset/liability management is to manage interest rate risk due to asset and liability cash flows and market interest rate movements. The asset/liability management committee (ALCO) is comprised of key executives and provides oversight to the asset/liability management process and recommends policy guidelines for board of director approval. Adherence to these policies is monitored continuously, and decisions regarding exposure to changes in interest rates are made when appropriate and agreed to by the asset/ liability management committee.

    SIMULATION MODEL. An asset/liability management simulation model is used to quantify the exposure and impact of changing interest r ates on earnings. In general, the simulation model is a dynamic tool which uses forecasting and option adjusted cash flow analysis in order to model portfolios and the entire balance sheet. Specifically, the simulation model: (i) captures all on- and off-balance sheet financial instruments; (ii) anticipates balance sheet mix changes and trends; (iii) utilizes both a standardized rate scenario set, and multiple, randomly generated rate scenarios to forecast net interest income;
(iv) includes derivative instruments used to hedge "natural balance sheet" dynamics; and (v) simulates pro forma balance sheets, cash flows, net interest margin sensitivity and net interest income. Short-term interest rate sensitivity is based on simulated impacts on net interest income for the succeeding twelve months under standardized rising, flat and falling rate scenarios. Earning assets and interest-bearing liabilities with longer lives (duration) may be subject to more volatility than those with shorter duration. The model accounts for these differences in its simulations.

    The simulation model combines the significant factors that affect interest rate sensitivity into a comprehensive earnings simulation for the succeeding twelve months. At December 31, 1994, the simulation modeled the impact of assumptions that the treasury yield curve would: (i) increase linearly during the year by 200 basis points, or (ii) decrease linearly by 100 basis points, and compared both of these rate scenarios to a flat rate scenario. ALCO policy guidelines provide that the difference between a most probable rate scenario compared with higher rate and lower rate scenarios should not result in more than a ten percent negative impact on return on equity. Simulations as of December 31, 1994, indicated U. S. Bancorp was positioned within these guidelines and was slightly asset sensitive. It should be noted that the simulation model neither takes into account future management actions that could be undertaken to alter the simulated results, if there were a change in actual market interest rates during the year, nor does it contemplate a change in anticipated interest rate level/ volatility.

    SIMULATION VERSUS GAP ANALYSIS. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets maturing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing within that same time frame.

    The simulation model process provides a dynamic assessment of interest rate sensitivity, whereas a static interest rate gap table is compiled as of a point in time. The model simulations differ from a traditional gap analysis because it does not reflect the multiple effects of interest rate movements on the entire range of assets, liabilities and off-balance sheet financial instruments, and the analysis ignores the impact of new business strategies.

    The simulation model is dynamic because it includes significant variables (balance sheet mix, volumes, and pricing methodologies) that are identified as being affected by interest rates. For example, the factors the simulation model captures, which traditional gap tables do not, include: (i) rate of change (magnitude) differentials, such as federal funds rates versus savings account rates; (ii) maturity effects, such as refinanced loans; (iii) rate barrier effects, such as caps or floors on loans; (iv) changing balance sheet, both volume and mix changes; (v) floating rate loans that may be related to PRIME, LIBOR, Treasury notes or other rate indices, which do not necessarily move correspondingly with market rate changes; (vi) leads and lags that occur as market rates change; and (vii) the effects of prepayment volatility on various fixed-rate assets such as residential mortgages, mortgage-backed securities and consumer loans. These and certain other effects were evaluated to develop the multiple scenarios from which sensitivity of earnings to changes in interest rates was determined.

    The above mentioned effects included in the simulation are difficult to properly present in a gap analysis. Notwithstanding these limitations, a traditional banking industry gap table is presented on page 25. To improve interest rate sensitivity disclosure, the table has been modified to include the effect of off-balance sheet instruments. For presentation purposes, (i) savings, interest checking and money market accounts, which can theoretically be repriced at any time, are included in the 1-30 day category, (ii) noninterest-bearing deposits are presented as non-interest/non-market sensitive, and (iii) off-balance sheet financial instruments reflect the most likely expected impact for the succeeding twelve month period.

    USE OF DERIVATIVES IN INTEREST RISK MANAGEMENT. Off-balance sheet financial instruments used in interest risk management include forward and futures contracts and interest rate swap agreements. Interest rate swaps are primarily used to change the floating or fixed rate characteristics of existing assets and liabilities or to manage the repricing relationship between certain floating rate assets and floating rate liabilities. Managing the interest rate sensitivity position of the organization is the primary purpose. All counterparties to these off-balance sheet financial instruments are subject to the same credit analysis and approval afforded borrowing customers of U. S. Bancorp.

                           INTEREST RATE GAP ANALYSIS
                               December 31, 1994

                                                       Total                                             Non-interest/
                           1 -- 30     31 Days to    Within 1     1 Year to    3 Years to      Over       Non-market
                            Days         1 Year        Year        3 Years      5 Years      5 Years      Sensitive        Total
                         -----------   ----------   -----------   ----------   ----------   ----------   ------------   ------------
Earning assets
  Investment
   activities:
    Money market
     investments.......  $  440,114    $      --    $  440,114    $      --    $      --    $      --      $      --    $   440,114
    Loans held for
     sale..............     148,179           --       148,179           --           --           --             --        148,179
    Securities
     available for
     sale..............   1,506,631           --     1,506,631           --           --           --             --      1,506,631
    Securities held to
     maturity..........      34,039      213,589       247,628      469,404      287,194      400,609             --      1,404,835
                         -----------   ----------   -----------   ----------   ----------   ----------   ------------   ------------
      Total investment
       activities......   2,128,963      213,589     2,342,552      469,404      287,194      400,609             --      3,499,759
    Lending
     activities........   6,262,620    4,215,612    10,478,232    2,242,835    1,239,869    1,171,230        473,551     15,605,717
                         -----------   ----------   -----------   ----------   ----------   ----------   ------------   ------------
Total earning assets...   8,391,583    4,429,201    12,820,784    2,712,239    1,527,063    1,571,839        473,551     19,105,476
Other assets...........          --           --            --           --           --           --      2,710,933      2,710,933
                         -----------   ----------   -----------   ----------   ----------   ----------   ------------   ------------
        Total assets...   8,391,583    4,429,201    12,820,784    2,712,239    1,527,063    1,571,839      3,184,484     21,816,409
                         -----------   ----------   -----------   ----------   ----------   ----------   ------------   ------------
Interest-bearing
 liabilities
  Savings, NOW accounts
   and interest
   checking............   3,683,649           --     3,683,649           --           --           --             --      3,683,649
  Money market
   accounts............   3,176,920           --     3,176,920           --           --           --             --      3,176,920
  Time deposits........     704,455    2,234,938     2,939,393      848,282      281,307       97,156             --      4,166,138
  Short-term
   borrowings..........   3,184,377      160,941     3,345,318           --           --        3,226             --      3,348,544
  Long-term
   borrowings..........      38,002      455,969       493,971      142,819       24,313      333,767             --        994,870
                         -----------   ----------   -----------   ----------   ----------   ----------   ------------   ------------
  Total
   interest-bearing
   liabilities.........  10,787,403    2,851,848    13,639,251      991,101      305,620      434,149             --     15,370,121
Noninterest-bearing
 deposits..............          --           --            --           --           --           --      4,021,659      4,021,659
Other liabilities......          --           --            --           --           --           --        647,344        647,344
Shareholders' equity...          --           --            --           --           --           --      1,777,285      1,777,285
                         -----------   ----------   -----------   ----------   ----------   ----------   ------------   ------------
Total liabilities and
 equity................  10,787,403    2,851,848    13,639,251      991,101      305,620      434,149      6,446,288     21,816,409
                         -----------   ----------   -----------   ----------   ----------   ----------   ------------   ------------
Interest sensitive
 gap...................  (2,395,820)   1,577,353      (818,467)   1,721,138    1,221,443    1,137,690        473,551      3,735,355
Derivatives affecting
 interest rate
 sensitivity:
  Pay -- floating
   interest rate
   swaps...............    (536,114)    (168,694)     (704,808)          --           --           --             --       (704,808)
  Receive -- floating
   interest rate
   swaps...............     500,000           --       500,000           --           --           --             --        500,000
  Receive -- fixed
   interest rate
   swaps...............          --      139,944       139,944       26,500       33,476        4,888             --        204,808
  Other derivatives....    (313,400)     558,000       244,600      (85,200)    (146,400)     (13,000)            --             --
                         -----------   ----------   -----------   ----------   ----------   ----------   ------------   ------------
Interest sensitive gap
 adjusted for
 derivative
 instruments...........  $(2,745,334)  $2,106,603   $ (638,731)   $1,662,438   $1,108,519   $1,129,578     $ 473,551    $ 3,735,355
                         -----------   ----------   -----------   ----------   ----------   ----------   ------------   ------------
                         -----------   ----------   -----------   ----------   ----------   ----------   ------------   ------------
Gap adjusted for
 derivative instruments
 as a percent of total
 earning assets........      (14.37)%      11.03%        (3.34)%       8.70%        5.80%        5.91%          2.48%         19.55%
                         -----------   ----------   -----------   ----------   ----------   ----------   ------------   ------------
                         -----------   ----------   -----------   ----------   ----------   ----------   ------------   ------------

Liquidity

    Another objective of asset/liability management is to manage liquidity. Liquidity is the ability to raise adequate and reasonably priced funds, primarily through deposits, as well as purchased funds and the issuance of debt and equity capital, and is managed through the selection of the asset mix and the maturity mix of liabilities.

    Core deposits, defined as deposits other than time deposits of $100,000 or more, are U. S. Bancorp's primary source of funding. Core deposits provide a sizable source of relatively stable and low-cost funds. Average core deposits and shareholders' equity, which totaled $16.3 billion in 1994 and $16.4 billion in 1993, funded 77 percent and 79 percent of average total assets in these years, respectively.

    A significant portion of the remaining funding of average total assets came from senior and subordinated debt. Average senior and subordinated debt was $1 billion and $1.2 billion in 1994 and 1993, respectively. Other sources of liquidity include purchased funds, comprised of time deposits over $100,000 and short-term borrowings. Average purchased funds totaled $3.2 billion in 1994 and $2.6 billion in 1993.

    The affiliate banks individually maintain liquidity in the form of short-term money market investments, anticipated prepayments and maturities of securities and the maturity structure of their loan portfolios. Another source of liquidity are those securities classified as available for sale, which was $1.4 billion at December 31, 1994. A bank note program has been implemented successfully over the past few years and is utilized by U. S. Bank of Oregon and
U. S. Bank of Washington to gain access to national markets. Also, U. S. Bank of Washington, U. S. Bank of California and U. S. Savings Bank of Washington are members of the Federal Home Loan Bank System which provides a stable source of attractive, alternative funding and liquidity.

    U. S. Bancorp believes that liquidity is also provided by its ability to raise funds in a variety of money and capital markets. U. S. Bancorp has access to funding through an ongoing medium-term note offering. At December 31, 1994,
U. S. Bancorp had available various uncommitted capacities, including $648 million remaining capacity under an $800 million debt shelf registration filed in 1991, of which $500 million has been designated as medium-term notes. During 1993, U. S. Bancorp further enhanced its liquidity with the filing of a $500 million uncommitted subordinated debt shelf registration, all of which was unissued at year-end 1994. In addition, U. S. Bancorp had available $165 million in committed line of credit arrangements from unaffiliated banks, which were primarily used as commercial paper back-up lines. U. S. Bancorp also had available $150 million of remaining capacity under a $300 million uncommitted preferred stock shelf registration filed in 1992.

    U. S. Bancorp's liquidity is enhanced by its accessibility to a diversity of national market sources of funds. The following table summarizes U. S. Bancorp's ratings by major credit rating agencies at December 31, 1994; such ratings are subject to revision or withdrawal at anytime. With respect to commercial paper, an A-1 rating indicates a very strong capacity for timely payment. The Standard & Poor's long-term investment grade ratings range from AAA to BBB, with an A rating indicating a strong capacity. With respect to Moody's long-term ratings, A is applied to upper-medium-grade obligations with adequate repayment capacity and Baa (or baa) is applied to medium-grade obligations; ratings modified by 1 rank at the higher end of the category. Moody's Investors Service (Moody's) upgraded U. S. Bancorp's senior debt rating to A2 from A3, subordinated debt to A3 from Baa1, and the commercial paper rating to Prime-1 from Prime-2 in 1994. The credit rating upgrades were based on improvements in credit quality and U.
S. Bancorp's emphasis on overhead reduction.

                                                                      Standard                 Duff       Thomson
                                                                      & Poor's    Moody's    & Phelps    BankWatch
                                                                      ---------  ---------  -----------  ----------
Commercial paper....................................................  A-1        P-1        DUFF1+       TBW-1
Senior debt.........................................................  A          A2         AA-          A+
Subordinated debt...................................................  A-         A3         A+           A
Preferred stock.....................................................  BBB+       a2         A            A-

Provision and Allowance for Credit Losses

    U. S. Bancorp's allowance for credit losses totaled $305.8 million at December 31, 1994, representing 1.96 percent of loans outstanding, compared with
1.91 percent at year-end 1993. The provision for credit losses for 1994 was $106.9 million, compared with a $92.9 million provision in 1993. The higher provision reflected loan growth and management's intention to increase the allowance for future potential loan losses, even as credit quality trends showed improvement in 1994. The allowance for credit losses as a percentage of nonperforming loans was 125 percent at December 31, 1993, and increased during 1994 to 168 percent of nonperforming loans at December 31, 1994.

    The majority of net charge-offs in 1994 related to bank card and consumer loans. Net bank card charge-offs declined from a peak of 3.89 percent in 1993 to
3.02 percent in 1994, while consumer loan net charge-offs declined to .66 percent from .83 percent in 1993. Real estate construction loan charge-offs were $12.1 million in 1994, compared with $4.7 million in 1993 and $4.1 million in 1992. The 1994 charge-offs relate primarily to three commercial construction projects in California.

    Management performs a quarterly analysis to establish the appropriate level of the allowance, taking into consideration such factors as loan loss experience, an evaluation of potential losses in the portfolio, credit concentrations and trends in portfolio volume, maturity, delinquencies and nonaccruals, risks associated with standby letters of credit which guarantee the debt of others and other off-balance sheet commitments, and prevailing and anticipated economic conditions. This analysis provides an allowance consisting of two components, allocated and unallocated. The allocated component reflects inherent losses resulting from the analysis of individual loans and is developed through specific credit allocations for individual loans and historical loss experience for each loan category and risk classification within each category. The total of these allocations is then supplemented by the unallocated component of the allowance. The unallocated component reflects management's judgment and determination of the amounts necessary for loan concentrations, economic uncertainties and other subjective factors.

    U. S. Bancorp continues to closely monitor credit risk in its loan portfolio. U. S. Bancorp believes that its credit approval and review processes are effective and operating in accordance with sound banking policy and that the allowance for credit losses at December 31, 1994 was adequate to absorb potential credit losses inherent in loans, leases, loan commitments and standby letters of credit outstanding at that date.

    In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards -(SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." The statement was amended in October of 1994 by SFAS No. 118, which eliminated the income recognition provisions of SFAS No. 114 and clarified certain disclosure requirements about impaired loans. Creditors are permitted to continue to use existing methods for recognizing interest income on impaired loans after adoption of these statements, which became effective January 1, 1995, and can only be applied prospectively.

    A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the statements require that the impairment be measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the impairment may be measured by using the loan's observable market price or the fair value, less expected costs of disposal, of the collateral if the loan is collateral dependent (i.e., repayment is expected to be provided solely by the underlying collateral). The choice of a measurement method may be made on a loan-by-loan basis.

    If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is to be recognized by creating a valuation allowance with a corresponding charge to the provision for credit losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for credit losses. Alternatively, the loan may be written down by the amount of the impairment.

    Based upon assessment of the impact of the loan impairment statements on  U.
S. Bancorp, the balance of the allowance for credit losses at December 31, 1994 will not increase upon adoption of these statements on January 1, 1995.

Analysis of Allowance for Credit Losses

                                             1994         1993         1992         1991         1990
                                          -----------  -----------  -----------  -----------  -----------
                                                                  (In Thousands)
Loans (net of unearned income)..........  $15,605,717  $14,168,487  $13,564,648  $13,919,755  $13,995,850
                                          -----------  -----------  -----------  -----------  -----------
                                          -----------  -----------  -----------  -----------  -----------
Daily average loans (net of unearned
 income)................................  $14,728,160  $13,644,723  $13,722,277  $13,948,946  $13,170,344
                                          -----------  -----------  -----------  -----------  -----------
                                          -----------  -----------  -----------  -----------  -----------
Balance of allowance for credit losses
 at beginning of year...................  $   270,229  $   259,155  $   230,101  $   202,787  $   155,353
Acquisitions (dispositions).............       (1,241)         322        7,515        3,259        5,211
Loans charged-off
  Commercial............................       33,186       34,115       70,364       53,384       28,722
  Lease financing.......................        1,027        5,851       10,071        6,083        2,721
  Real estate construction..............       12,080        4,744        4,148        4,983        8,719
  Real estate mortgage..................        4,237        9,734        9,960       15,681        7,129
  Consumer..............................       27,126       27,705       25,809       30,348       30,568
  Bank card.............................       28,356       32,695       23,830       14,973        9,709
                                          -----------  -----------  -----------  -----------  -----------
Total...................................      106,012      114,844      144,182      125,452       87,568
                                          -----------  -----------  -----------  -----------  -----------
Recoveries of loans previously
 charged-off
  Commercial............................       14,512       11,782       15,740        7,784        8,202
  Lease financing.......................        1,056          586          901          784          322
  Real estate construction..............        1,234        1,971          870          163          443
  Real estate mortgage..................        4,638        5,787        3,555        2,969        3,785
  Consumer..............................        9,508        8,643        8,368       10,953       11,600
  Bank card.............................        5,010        3,976        1,833        1,481        1,861
                                          -----------  -----------  -----------  -----------  -----------
Total...................................       35,958       32,745       31,267       24,134       26,213
                                          -----------  -----------  -----------  -----------  -----------
Net charge-offs.........................       70,054       82,099      112,915      101,318       61,355
Provision for credit losses.............      106,868       92,851      134,454      125,373      103,578
                                          -----------  -----------  -----------  -----------  -----------
Balance of allowance for credit losses
 at end of year.........................  $   305,802  $   270,229  $   259,155  $   230,101  $   202,787
                                          -----------  -----------  -----------  -----------  -----------
                                          -----------  -----------  -----------  -----------  -----------
Ratio of net charge-offs by average loan
 category:
  Commercial............................          .26%         .34%         .85%         .68%         .31%
  Lease financing.......................          .00          .73         1.13          .67          .36
  Real estate construction..............         1.58          .36          .37          .54          .98
  Real estate mortgage..................         (.01)         .15          .23          .43          .12
  Consumer..............................          .66          .83          .83          .95          .98
  Bank card.............................         3.02         3.89         3.21         2.53         1.93
  Total loans...........................          .48%         .60%         .82%         .73%         .47%
Credit quality ratios
  Allowance as a % of year-end loans....         1.96%        1.91%        1.91%        1.65%        1.45%
  Allowance as a % of nonperforming
   loans................................          168%         125%         100%          77%          79%

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

    The allowance is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories. The allocation of the allowance as shown below should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. In addition to the most recent analysis of individual loans and pools of loans, management's methodology also places emphasis on historical loss data, delinquency and nonaccrual trends by loan classification category and expected loan maturity. This analysis, management believes, identifies potential losses within the loan portfolio and therefore results in allocation of a large portion of the allowance to specific loan categories. The loan category percent represents the percentage of loans in each category to total loans.

                                                                          December 31,
                                -------------------------------------------------------------------------------------------------
                                      1994                1993                1992                1991                1990
                                -----------------   -----------------   -----------------   -----------------   -----------------
                                           Loan                Loan                Loan                Loan                Loan
                                         Category            Category            Category            Category            Category
                                Balance  Percent    Balance  Percent    Balance  Percent    Balance  Percent    Balance  Percent
                                -------  --------   -------  --------   -------  --------   -------  --------   -------  --------
                                                                          (In Millions)
Commercial and lease
 financing....................   $103.6      53%     $113.1      54%     $139.7      52%     $120.5      53%     $111.6      54%
Real estate...................     33.7      23        40.4      23        41.0      26        40.9      27        21.6      28
Consumer......................     54.2      24        52.8      23        52.5      22        55.5      20        58.4      18
Unallocated...................    114.3      --        63.9      --        26.0      --        13.2      --        11.2      --
                                             --                  --                  --                  --                  --
                                -------             -------             -------             -------             -------
                                 $305.8     100%     $270.2     100%     $259.2     100%     $230.1     100%     $202.8     100%
                                             --                  --                  --                  --                  --
                                             --                  --                  --                  --                  --
                                -------             -------             -------             -------             -------
                                -------             -------             -------             -------             -------

Asset Quality

    Nonperforming assets consist of loans on which interest is no longer accrued, certain restructured loans for which the interest rate or other terms have been renegotiated, and real estate and equipment acquired in satisfaction of loans. During 1994, U. S. Bancorp continued to experience positive asset quality trends. Nonperforming assets represented 1.31 percent of loans and foreclosed property at December 31, 1994, down from 1.77 percent at year-end 1993. Nonaccrual and restructured loans, as a percent of total loans, fell to
1.17 percent from 1.53 percent at December 31, 1993.

    Nonperforming real estate loans and properties totaled $147 million, or 72 percent, of the nonperforming assets. Loans or properties of less than $5 million each made up 52 percent, or $107 million, of nonperforming assets at December 31, 1994. Of the balance, six loans over $10 million each accounted for $87 million. A significant portion of nonperforming assets at December 31, 1994 were commercial real estate loans related to properties located in California ($90 million) and Washington ($20 million).

    At  December  31,  1994,  U.  S.  Bancorp's  exposure  to  highly  leveraged transactions (HLT's) was $274 million of loans outstanding, with unfunded commitments of $290 million. This compares to HLT loans outstanding of $239 million a year earlier, with unfunded commitments of $136 million. At December 31, 1994, there were no HLT loans on nonaccrual status, and there were no charge-offs associated with HLT loans during the year.

    In addition to the loans classified as nonperforming, U. S. Bancorp has other loans which it has internally classified, largely due to weakening financial strength of the borrowers or concern about specific industries. These loans, although currently performing in accordance with contractual terms, are monitored closely by management and have been specifically provided for in the evaluation of the allowance for credit losses. U. S. Bancorp's lending procedures and loan portfolio, including internally classified loans, are examined by regulatory agencies as part of their supervisory activities.

Nonperforming Assets and Past Due Loans

                                                                              December 31,
                                                       ----------------------------------------------------------
                                                          1994        1993        1992        1991        1990
                                                       ----------  ----------  ----------  ----------  ----------
                                                                             (In Thousands)
Nonaccrual loans.....................................  $  170,802  $  214,747  $  252,376  $  290,875  $  244,555
Restructured loans...................................      11,307       1,458       5,647       6,062      13,530
Other real estate and equipment owned
  Other real estate owned............................      18,835      31,299      25,994      75,945      74,035
  Equipment repossessed..............................       3,841       4,598       5,412      12,659          --
                                                       ----------  ----------  ----------  ----------  ----------
                                                           22,676      35,897      31,406      88,604      74,035
                                                       ----------  ----------  ----------  ----------  ----------
    Total nonperforming assets.......................  $  204,785  $  252,102  $  289,429  $  385,541  $  332,120
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Total nonaccrual and restructured loans as a % of
 total loans.........................................       1.17%       1.53%       1.90%       2.13%       1.84%
Total nonperforming assets as a % of loans and
 foreclosed assets...................................       1.31%       1.77%       2.13%       2.75%       2.36%
Allowance for credit losses as a % of total
 nonaccrual and restructured loans...................        168%        125%        100%         77%         79%
Accruing loans past due 90 days or more..............  $   15,612  $   14,062  $   19,245  $   30,598  $   20,018
Interest computed on contractual terms...............      19,769      21,946      26,120      28,832      27,350
Interest recognized..................................       6,537       9,038       8,766       4,570       7,080

    Past due loans are defined as loans contractually past due as to interest or principal 90 days or more. For an explanation of U.S. Bancorp's nonaccrual policy see Note 1. Summary of Significant Accounting Policies, Revenue Recognition (page 46).

Nonperforming Assets Activity Summary

                                                                                                December 31,
                                                                                           ----------------------
                                                                                              1994        1993
                                                                                           ----------  ----------
                                                                                               (In Thousands)
Nonaccrual loans
  Beginning balance......................................................................  $  214,747  $  252,376
  Additions..............................................................................     159,149     228,764
  Payments/Returned to accrual...........................................................    (144,079)   (166,480)
  Charge-offs............................................................................     (43,139)    (39,033)
  Transfer to other real estate and equipment owned......................................     (15,876)    (60,880)
                                                                                           ----------  ----------
  Ending balance.........................................................................  $  170,802  $  214,747
                                                                                           ----------  ----------
                                                                                           ----------  ----------
Other real estate and equipment owned
  Beginning balance......................................................................  $   35,897  $   31,406
  Additions..............................................................................      28,992      63,200
  Sales..................................................................................     (39,775)    (53,451)
  Write-downs............................................................................      (2,438)     (5,258)
                                                                                           ----------  ----------
Ending balance...........................................................................  $   22,676  $   35,897
                                                                                           ----------  ----------
                                                                                           ----------  ----------

    The following table presents nonaccrual loans on both a contractually past due and contractually current basis at December 31, 1994. Both book and contractual balances are indicated, the difference reflecting charge-offs and interest payments applied to principal.

    Approximately 45 percent of the total nonaccrual loan portfolio at December 31, 1994 was less than 90 days past due, including $62 million, or 36 percent, that were contractually current. Of the nonaccrual loans that are contractually current, loans to 7 borrowers amounted to 80 percent of the total, and there was some uncertainty that these loans will remain contractually current.

Nonaccrual Loans by Performance Category

                                                                                          Cumulative
                                                                                             Cash
                                                                  Book                     Payments    Contractual
                                                               Principal    Cumulative    Applied to    Principal
December 31, 1994                                               Balance    Charge-offs (5) Principal (5)   Balance
- -------------------------------------------------------------  ----------  -------------  -----------  -----------
                                                                                 (In thousands)
Contractually past due (1):
  Payments not made (2):
    90 days or more past due.................................  $   47,949    $  11,290     $      --    $  59,239
    Less than 90 days past due...............................         240           --            --          240
                                                               ----------  -------------  -----------  -----------
                                                                   48,189       11,290            --       59,479
  Payments made (3):
    90 days or more past due.................................      46,777       25,316        13,476       85,569
    Less than 90 days past due...............................      14,034           --           243       14,277
                                                               ----------  -------------  -----------  -----------
                                                                   60,811       25,316        13,719       99,846
      Total past due.........................................     109,000       36,606        13,719      159,325
Contractually current (4)....................................      61,802        8,830         6,998       77,630
                                                               ----------  -------------  -----------  -----------
Total nonaccrual loans.......................................  $  170,802    $  45,436     $  20,717    $ 236,955
                                                               ----------  -------------  -----------  -----------
                                                               ----------  -------------  -----------  -----------

- ------------------------
(1) Contractually past due is defined as loans past due as to principal or interest 30 days or more.
(2) Borrower has made no payments since being placed on nonaccrual.
(3) Borrower has made some payments since being placed on nonaccrual.
(4) Contractually current is defined as a loan for which principal and interest are being paid in accordance with its contractual terms. All of the contractually current loans were placed on nonaccrual due to uncertainty of receiving future required payments.
(5) Cumulative amounts recorded since loan was placed on nonaccrual.

Capital and Dividends

    U. S. Bancorp believes that a strong capital position is vital to continued profitability and to promote depositor and investor confidence. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), acquisition capability, funding and the level and nature of regulatory oversight will be dependent on the adequacy of capitalization.

    The federal bank regulatory agencies have jointly issued rules which implement a system of prompt corrective action for financial institutions required by FDICIA. The rules define the relevant capital levels for the five categories, ranging from "well-capitalized" to "critically undercapitalized". An insured depository institution is generally deemed to be "well-capitalized" if it has a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, and a leverage ratio of at least 5 percent.

    Risk-based capital guidelines issued by the Federal Reserve Board establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures for bank holding companies. The guidelines require a minimum total risk-based capital ratio of 8 percent, with half of the total in the form of Tier 1 capital. U. S. Bancorp's Tier 1 capital is comprised primarily of common equity and perpetual preferred stock, less goodwill and certain other intangibles, and excludes the equity impact of adjusting available for sale securities to market value. Total capital also includes subordinated debt and a portion of the allowance for credit losses, as defined.

    The risk-based capital rules have been supplemented by a leverage ratio, defined as Tier 1 capital to adjusted quarterly average total assets. Banking organizations other than those which are most highly rated are expected to maintain ratios at least 100 to 200 basis points above the minimum 3 percent level, depending on their financial condition.

    Each subsidiary bank is subjected to capital requirements similar to the requirements for bank holding companies. At December 31, 1994, all of U. S. Bancorp's banking subsidiaries met the risk-based capital ratio and leverage ratio requirements for "well capitalized" banks. The banking subsidiaries' ratios are expected to be maintained at the required levels by the retention of earnings and, if necessary, the issuance of additional capital-qualifying securities.

    The risk-based capital and leverage ratios for U. S. Bancorp and its significant bank subsidiaries at December 31, 1994 are presented in the table below (assets in millions):

                                                                                           Risk-based
                                                                                         Capital Ratios
                                                                                     ----------------------
                                                                           Total                   Total       Leverage
                                                                          Assets       Tier 1     Capital       Ratio
                                                                        -----------  ----------  ----------  ------------
U. S. Bancorp (Consolidated)..........................................   $  21,816        8.19%      11.03%        7.69%
Bank Subsidiaries
  U. S. Bank of Oregon................................................      11,254        8.82       10.87         9.11
  U. S. Bank of Washington............................................       6,630        8.39       10.83         8.14
  U. S. Bank of California............................................       1,978        9.01       11.46         5.76
  U. S. Bank of Nevada................................................         859       10.18       13.27         6.51
  U. S. Bank of Idaho.................................................         129        8.77       10.03         7.91

    At December 31, 1994, common shareholders' equity was $1.6 billion. For the year 1994, average common equity to average total assets increased to 7.69 percent from 7.54 percent in 1993. In April 1994, U. S. Bancorp's Board of Directors approved a plan to repurchase up to six million shares of U. S. Bancorp common stock over the next five years. During 1994, 2.2 million shares were acquired at a cost of $57.1 million. The quarterly common dividend was increased 13 percent in the third quarter of 1994, resulting in dividends of $.94 per share declared in 1994, compared with $.85 per share in 1993.

    The tables below present additional information on maturity and interest sensitivity of selected loan categories, time deposits of $100,000 or more, and short-term borrowings.

Loan Maturity and Interest Rate Sensitivity

                                                  December 31, 1994
                           ----------------------------------------------------------------
                                                Over One Year
                           One Year or Less   Through Five Years   Over Five Years   Total
                           ----------------   ------------------   ---------------   ------
                                                    (In Millions)
Loans in domestic offices
  Commercial.............       $3,174              $2,913             $1,298        $7,385
  Real estate
   construction..........          429                 164                 74           667
Foreign loans............           14                  12                 24            50
                                ------              ------             ------        ------
Total....................       $3,617              $3,089             $1,396        $8,102
                                ------              ------             ------        ------
                                ------              ------             ------        ------
Loans with predetermined
 rate....................       $  769              $1,677             $  839        $3,285
Loans with floating
 rate....................        2,848               1,412                557         4,817
                                ------              ------             ------        ------
Total....................       $3,617              $3,089             $1,396        $8,102
                                ------              ------             ------        ------
                                ------              ------             ------        ------

Time Deposits of $100,000 or More

    Maturities of domestic time deposits of $100,000 or more outstanding at December 31, 1994:

                                                                                          (In Thousands)
3 months or less........................................................................   $     280,882
Over 3 through 6 months.................................................................          81,028
Over 6 through 12 months................................................................         124,995
Over 12 months..........................................................................         164,291
                                                                                          --------------
    Total...............................................................................   $     651,196
                                                                                          --------------
                                                                                          --------------

Short-Term Borrowings

                                                                            Average
                                                          Daily Average  Interest Rate
                                                             Amounts      on Amounts      Maximum     Average Interest
                                                           Outstanding    Outstanding    Month-End     Rate on Amounts
                                              Year-End     During the     During the      Amounts      Outstanding at
                                              Balance         Year           Year       Outstanding       Year-End
                                            ------------  -------------  -------------  ------------  -----------------
                                                                          (In Thousands)
Commercial paper
  1994....................................  $    171,454   $   228,490        4.49%     $    363,764          5.77%
  1993....................................       143,140       198,889        3.51           272,761          3.48
  1992....................................       141,914       240,726        4.12           312,314          3.89
Federal funds purchased and security
 repurchase agreements
  1994....................................  $  2,783,503   $ 2,031,992        4.23%     $  2,783,503          5.55%
  1993....................................     1,954,176     1,450,154        3.02         1,954,176          2.96
  1992....................................     1,382,268     1,800,468        3.77         2,232,403          3.08

                                                                AVERAGE BALANCES

                                                                           1994                           1993
                                                               ----------------------------   -----------------------------
                                                                                    Average                         Average
                                                                                     Rates                           Rates
                                                                Average   Income/   Earned/    Average    Income/   Earned/
                                                                Balance   Expense    Paid      Balance    Expense    Paid
                                                               ---------  --------  -------   ---------  ---------  -------
                                                                                      (In Millions)
Interest-earning assets
Money market investments.....................................
    Time deposits with other banks...........................  $     4.2  $    .2     4.23%   $     3.6  $      .1    3.38%
    Federal funds sold and security resell agreements........      273.6     12.3     4.51        310.3        9.2    2.96
    Other short-term investments.............................        9.6       .4     4.24         25.3         .8    3.03
                                                               ---------  --------  -------   ---------  ---------  -------
      Total money market investments.........................      287.4     12.9     4.49        339.2       10.1    2.97
Trading account securities...................................      170.4      9.8     5.76        193.0        9.8    5.10
Loans held for sale..........................................      346.9     24.9     7.18        735.2       51.3    6.98
Securities available for sale (1)............................
    U. S. Treasury obligations...............................      798.1     42.8     5.28          5.1         .3    4.84
    U. S. government agency securities.......................      551.6     31.1     5.47           --         --      --
    Other securities.........................................      160.6      7.1     4.42           --         --      --
                                                               ---------  --------  -------   ---------  ---------  -------
      Total securities available for sale....................    1,510.3     81.0     5.26          5.1         .3    4.84
Securities held to maturity (2)..............................
    U. S. Treasury obligations...............................       90.5      5.2     5.71        975.4       53.7    5.50
    U. S. government agency securities.......................      948.1     60.6     6.40      1,713.5      108.9    6.36
    State and municipal bonds................................      375.1     31.8     8.48        337.2       31.4    9.31
    Other securities.........................................      164.7      8.2     5.01        262.7       20.4    7.78
                                                               ---------  --------  -------   ---------  ---------  -------
      Total securities held to maturity......................    1,578.4    105.8     6.71      3,288.8      214.4    6.52
Loans (net of unearned income) (2) (3).......................
    Commercial...............................................    7,064.7    538.4     7.62      6,446.6      453.2    7.03
    Lease financing..........................................      749.0     56.1     7.48        720.4       60.6    8.41
    Foreign..................................................       83.1      4.7     5.69         65.1        2.8    4.31
    Real estate construction.................................      686.0     51.5     7.51        760.9       53.9    7.08
    Real estate mortgage.....................................    2,720.9    223.9     8.23      2,619.3      224.5    8.57
    Consumer.................................................    3,424.5    333.2     9.73      3,032.4      313.9   10.35
                                                               ---------  --------  -------   ---------  ---------  -------
      Total loans............................................   14,728.2  1,207.8     8.20     13,644.7    1,108.9    8.13
Loan fees....................................................         --     70.8       --           --       73.9      --
                                                               ---------  --------  -------   ---------  ---------  -------
Total loans including fees...................................   14,728.2  1,278.6     8.68     13,644.7    1,182.8    8.67
                                                               ---------  --------  -------   ---------  ---------  -------
Total interest earning assets/interest income................   18,621.6  $1,513.0    8.13%    18,206.0  $ 1,468.7    8.07%
                                                                          --------  -------              ---------  -------
                                                                          --------  -------              ---------  -------
Allowance for credit losses..................................     (282.2)                        (261.5)
Cash and due from banks......................................    1,341.9                        1,227.3
Other assets.................................................    1,444.7                        1,511.9
                                                               ---------                      ---------
Total assets.................................................  $21,126.0                      $20,683.7
                                                               ---------                      ---------
                                                               ---------                      ---------
Interest-bearing liabilities
Deposits.....................................................
    Savings accounts.........................................  $ 1,761.3  $  38.3     2.17%   $ 1,672.9  $    40.4    2.41%
    NOW accounts and interest checking.......................    2,149.0     28.1     1.31      2,119.2       33.3    1.57
    Money market accounts....................................    3,035.7     87.8     2.89      2.922.1       74.0    2.53
    Time, $100 thousand or more..............................      647.4     28.7     4.43        643.7       26.8    4.16
    Other time...............................................    3,844.3    161.3     4.20      4,427.3      191.3    4.32
                                                               ---------  --------  -------   ---------  ---------  -------
      Total interest-bearing deposits........................   11,437.7    344.2     3.01     11,785.2      365.8    3.10
Federal funds purchased and security repurchase agreements...    2,032.0     85.9     4.23      1,450.2       43.8    3.02
Commercial paper.............................................      228.5     10.4     4.49        198.9        7.0    3.51
Other short-term borrowings..................................      261.1      6.7     2.58        272.8        8.3    3.02
Long-term debt...............................................    1,042.6     70.7     6.78      1,173.6       80.8    6.89
                                                               ---------  --------  -------   ---------  ---------  -------
Total interest-bearing liabilities/interest expense..........   15,001.9  $ 517.9     3.45%    14,880.7  $   505.7    3.40%
                                                                          --------  -------              ---------  -------
                                                                          --------  -------              ---------  -------
Noninterest-bearing deposits.................................    3,746.0                        3,503.6
Other liabilities............................................      604.0                          588.9
                                                               ---------                      ---------
Total liabilities............................................   19,351.9                       18,973.2
Shareholders' equity.........................................    1,774.1                        1,710.5
                                                               ---------                      ---------
Total liabilities and shareholders' equity...................  $21,126.0                      $20,683.7
                                                               ---------                      ---------
                                                               ---------                      ---------
Interest rate spread.........................................                         4.68%                           4.67%
Impact of noninterest-bearing sources........................                          .67                             .62
                                                                                    -------                         -------
Net interest income and margin...............................             $ 995.1     5.35%              $   963.0    5.29%
                                                                          --------  -------              ---------  -------
                                                                          --------  -------              ---------  -------


1)  Yields are based on amortized cost balances.
2) Interest income on tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis using the statutory Federal income tax rate of 35% for 1993 and 1994, and 34% for all other years.
3) Loans on nonaccrual status have been included in the computation of average balances.

AND TAX-EQUIVALENT NET INTEREST MARGIN

                                                                           1992                           1991
                                                               ----------------------------   ----------------------------
                                                                                    Average                        Average
                                                                                     Rates                          Rates
                                                                Average   Income/   Earned/    Average   Income/   Earned/
                                                                Balance   Expense    Paid      Balance   Expense    Paid
                                                               ---------  --------  -------   ---------  --------  -------
                                                                                      (In Millions)
Interest-earning assets
Money market investments.....................................
    Time deposits with other banks...........................  $    20.0  $    .9     4.47%   $    28.0  $   1.8     6.51%
    Federal funds sold and security resell agreements........      408.4     14.9     3.64        471.3     28.1     5.96
    Other short-term investments.............................       23.3       .8     3.69         40.5      2.7     6.66
                                                               ---------  --------  -------   ---------  --------  -------
      Total money market investments.........................      451.7     16.6     3.68        539.8     32.6     6.04
Trading account securities...................................      187.7     10.6     5.67        203.1     14.6     7.19
Loans held for sale..........................................      611.9     48.9     7.99        257.6     23.7     9.19
Securities available for sale (1)............................
    U. S. Treasury obligations...............................         --        --      --           --        --      --
    U. S. government agency securities.......................         --        --      --           --        --      --
    Other securities.........................................         --        --      --           --        --      --
                                                               ---------  --------  -------   ---------  --------  -------
      Total securities available for sale....................         --        --      --           --        --      --
Securities held to maturity (2)..............................
    U. S. Treasury obligations...............................      567.0     33.2     5.86        208.8     16.2     7.77
    U. S. government agency securities.......................    1,232.7     92.6     7.51        852.3     78.0     9.15
    State and municipal bonds................................      356.4     33.7     9.45        374.8     36.3     9.68
    Other securities.........................................      179.8     16.5     9.16        137.1     13.9    10.17
                                                               ---------  --------  -------   ---------  --------  -------
      Total securities held to maturity......................    2,335.9    176.0     7.53      1,573.0    144.4     9.18
Loans (net of unearned income) (2) (3).......................
    Commercial...............................................    6,374.3    488.3     7.66      6,668.5    636.7     9.55
    Lease financing..........................................      810.5     76.5     9.45        795.2     84.7    10.65
    Foreign..................................................       53.5      2.7     5.02         48.8      3.7     7.54
    Real estate construction.................................      889.9     69.0     7.75        897.0     83.6     9.31
    Real estate mortgage.....................................    2,796.9    255.0     9.12      2,955.6    290.4     9.83
    Consumer.................................................    2,797.2    314.0    11.22      2,583.8    304.5    11.79
                                                               ---------  --------  -------   ---------  --------  -------
      Total loans............................................   13,722.3  1,205.5     8.79     13,948.9  1,403.6    10.06
Loan fees....................................................         --     70.6       --           --     66.2       --
                                                               ---------  --------  -------   ---------  --------  -------
Total loans including fees...................................   13,722.3  1,276.1     9.30     13,948.9  1,469.8    10.54
                                                               ---------  --------  -------   ---------  --------  -------
Total interest earning assets/interest income................   17,309.5  $1,528.2    8.83%    16,522.4  $1,685.1   10.20%
                                                                          --------  -------              --------  -------
                                                                          --------  -------              --------  -------
Allowance for credit losses..................................     (246.9)                        (216.9)
Cash and due from banks......................................    1,043.4                          955.9
Other assets.................................................    1,381.1                        1,230.9
                                                               ---------                      ---------
Total assets.................................................  $19,487.1                      $18,492.3
                                                               ---------                      ---------
                                                               ---------                      ---------
Interest-bearing liabilities
Deposits.....................................................
    Savings accounts.........................................  $ 1,363.2  $  43.9     3.22%   $   945.3  $  45.9     4.86%
    NOW accounts and interest checking.......................    1,852.9     44.3     2.39      1,620.5     57.0     3.52
    Money market accounts....................................    2,529.6     83.5     3.30      2,120.7    104.2     4.91
    Time, $100 thousand or more..............................      985.2     48.4     4.91      1,686.6    116.5     6.91
    Other time...............................................    4,385.8    228.3     5.21      4,433.0    301.6     6.80
                                                               ---------  --------  -------   ---------  --------  -------
      Total interest-bearing deposits........................   11,116.7    448.4     4.03     10,806.1    625.2     5.79
Federal funds purchased and security repurchase agreements...    1,800.5     67.8     3.77      2,034.2    122.3     6.01
Commercial paper.............................................      240.7      9.9     4.12        239.2     15.5     6.50
Other short-term borrowings..................................      243.7     12.3     5.04        306.7     19.6     6.41
Long-term debt...............................................    1,241.3     93.2     7.51      1,018.1     88.2     8.66
                                                               ---------  --------  -------   ---------  --------  -------
Total interest-bearing liabilities/interest expense..........   14,642.9  $ 631.6     4.31%    14,404.3  $ 870.8     6.05%
                                                                          --------  -------              --------  -------
                                                                          --------  -------              --------  -------
Noninterest-bearing deposits.................................    2,803.6                        2,272.7
Other liabilities............................................      565.5                          475.1
                                                               ---------                      ---------
Total liabilities............................................   18,012.0                       17,152.1
Shareholders' equity.........................................    1,475.1                        1,340.2
                                                               ---------                      ---------
Total liabilities and shareholders' equity...................  $19,487.1                      $18,492.3
                                                               ---------                      ---------
                                                               ---------                      ---------
Interest rate spread.........................................                         4.52%                          4.15%
Impact of noninterest-bearing sources........................                          .66                            .78
                                                                                    -------                        -------
Net interest income and margin...............................             $ 896.6     5.18%              $ 814.3     4.93%
                                                                          --------  -------              --------  -------
                                                                          --------  -------              --------  -------

                                                                           1990
                                                               ----------------------------
                                                                                    Average     1989
                                                                                     Rates    ---------
                                                                Average   Income/   Earned/    Average
                                                                Balance   Expense    Paid      Balance
                                                               ---------  --------  -------   ---------

Interest-earning assets
Money market investments.....................................
    Time deposits with other banks...........................  $    32.8  $   2.8     8.66%   $    93.9
    Federal funds sold and security resell agreements........      413.0     33.7     8.15        317.9
    Other short-term investments.............................       34.6      3.3     9.50         43.8
                                                               ---------  --------  -------   ---------
      Total money market investments.........................      480.4     39.8     8.29        455.6
Trading account securities...................................      221.3     18.8     8.48        134.8
Loans held for sale..........................................      207.4     20.7     9.98        115.3
Securities available for sale (1)............................
    U. S. Treasury obligations...............................         --        --      --           --
    U. S. government agency securities.......................         --        --      --           --
    Other securities.........................................         --        --      --           --
                                                               ---------  --------  -------   ---------
      Total securities available for sale....................         --        --      --           --
Securities held to maturity (2)..............................
    U. S. Treasury obligations...............................      245.8     20.4     8.29        476.9
    U. S. government agency securities.......................    1,139.9    108.5     9.52        524.5
    State and municipal bonds................................      466.9     45.8     9.82        534.9
    Other securities.........................................      221.8     18.6     8.39        298.1
                                                               ---------  --------  -------   ---------
      Total securities held to maturity......................    2,074.4    193.3     9.32      1,834.4
Loans (net of unearned income) (2) (3).......................
    Commercial...............................................    6,573.6    707.7    10.77      5,696.5
    Lease financing..........................................      660.9     69.7    10.54        276.9
    Foreign..................................................       35.1      2.8     8.05         24.5
    Real estate construction.................................      848.0     89.0    10.49        763.8
    Real estate mortgage.....................................    2,715.6    280.6    10.33      2,240.3
    Consumer.................................................    2,337.2    280.3    11.99      2,096.5
                                                               ---------  --------  -------   ---------
      Total loans............................................   13,170.4  1,430.1    10.86     11,098.5
Loan fees....................................................         --     59.5       --           --
                                                               ---------  --------  -------   ---------
Total loans including fees...................................   13,170.4  1,489.6    11.31     11,098.5
                                                               ---------  --------  -------   ---------
Total interest earning assets/interest income................   16,153.9  $1,762.2   10.91%    13,638.6
                                                                          --------  -------
                                                                          --------  -------
Allowance for credit losses..................................     (175.2)                        (139.6)
Cash and due from banks......................................    1,102.1                        1,086.2
Other assets.................................................    1,246.4                        1,275.6
                                                               ---------                      ---------
Total assets.................................................  $18,327.2                      $15,860.8
                                                               ---------                      ---------
                                                               ---------                      ---------
Interest-bearing liabilities
Deposits.....................................................
    Savings accounts.........................................  $   998.9  $  47.3     4.74%   $ 1,013.1
    NOW accounts and interest checking.......................    1,418.5     56.3     3.97      1,317.5
    Money market accounts....................................    1,943.7    113.3     5.83      1,601.8
    Time, $100 thousand or more..............................    1,921.0    160.6     8.36      1,437.4
    Other time...............................................    4,259.7    334.6     7.86      3,762.4
                                                               ---------  --------  -------   ---------
      Total interest-bearing deposits........................   10,541.8    712.1     6.76      9,132.2
Federal funds purchased and security repurchase agreements...    2,226.4    180.8     8.12      1,652.4
Commercial paper.............................................      406.8     34.2     8.41        361.2
Other short-term borrowings..................................      472.3     38.0     8.03        265.1
Long-term debt...............................................      644.1     60.8     9.44        587.7
                                                               ---------  --------  -------   ---------
Total interest-bearing liabilities/interest expense..........   14,291.4  $1,025.9    7.18%    11,998.6
                                                                          --------  -------
                                                                          --------  -------
Noninterest-bearing deposits.................................    2,294.9                        2,160.2
Other liabilities............................................      551.7                          643.9
                                                               ---------                      ---------
Total liabilities............................................   17,138.0                       14,802.7
Shareholders' equity.........................................    1,189.2                        1,058.1
                                                               ---------                      ---------
Total liabilities and shareholders' equity...................  $18,327.2                      $15,860.8
                                                               ---------                      ---------
                                                               ---------                      ---------
Interest rate spread.........................................                         3.73%
Impact of noninterest-bearing sources........................                          .83
                                                                                    -------
Net interest income and margin...............................             $ 736.3     4.56%
                                                                          --------  -------
                                                                          --------  -------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  The  following  audited  consolidated  financial  statements  and   related
    documents are set forth in this Annual Report on Form 10-K on the pages indicated:

                                                                            Page
                                                                            ----
Letter of Management......................................................   37
Independent Auditors' Report..............................................   38
U. S. Bancorp and Subsidiaries:
  Consolidated Balance Sheet..............................................   39
  Consolidated Statement of Income........................................   40
  Consolidated Statement of Changes in Shareholders' Equity...............   41
  Consolidated Statement of Cash Flows....................................   42
  Notes to Consolidated Financial Statements..............................   44

(b) The following supplementary data is set forth in this Annual Report on Form 10-K on the page indicated:

Quarterly Financial Data..................................................   70

                              LETTER OF MANAGEMENT

    The management of U. S. Bancorp has prepared and is responsible for the integrity and fairness of the financial statements and other financial information included in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and, when appropriate, include amounts based on management's estimates and judgment.

    To meet its responsibility both for the integrity and fairness of these financial statements and information, management maintains accounting systems and related internal accounting controls. These controls are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded and financial records are reliably maintained. The concept of reasonable assurance is based on the recognition that the cost of a system of internal controls must be related to the benefits derived.

    Management monitors the effectiveness and compliance of its internal control systems through a continuous program of internal audits. Management has reviewed the recommendations of the internal auditors and Deloitte & Touche LLP, independent auditors, and has responded in an appropriate, cost-effective manner.

    The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with U. S. Bancorp's management, internal auditors and the independent auditors to review matters relative to the quality of financial reporting and internal accounting controls and the results of the audit. The independent auditors and internal auditors meet with the Audit Committee, at least once a year, without management present.

GERRY B. CAMERON              ROBERT D. SZNEWAJS              STEVEN P. ERWIN
Chairman and                  Executive Vice President        Executive Vice President
Chief Executive Officer                                       and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of U. S. Bancorp:

    We have audited the accompanying consolidated balance sheet of U. S. Bancorp and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of U. S. Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U. S. Bancorp and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

    As discussed in Note 1 to the consolidated financial statements, U. S. Bancorp and subsidiaries changed their method of accounting for investment securities effective December 31, 1993, to conform with Statement of Financial Accounting Standards No. 115. Also, as discussed in Note 12, U. S. Bancorp and subsidiaries changed their methods of accounting for postretirement and postemployment benefits effective January 1, 1992, to conform with Statements of Financial Accounting Standards No. 106 and No. 112.

                                          Deloitte & Touche, LLP

Portland, Oregon
March 6, 1995

                         U. S. BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          1994           1993
                                                                                      -------------  -------------
                                                                                             (In Thousands)
Cash and due from banks.............................................................  $   1,488,743  $   1,250,565
Interest-bearing deposits with banks................................................          1,461          8,633
Federal funds sold and security resell agreements...................................        429,366        295,317
Other short-term investments........................................................          9,287          6,381
Trading account securities..........................................................        137,194        208,318
Loans held for sale.................................................................        148,179        850,327
Securities available for sale, at fair value (amortized cost: 1994 -- $1,411,764;
  1993 -- $1,646,907)...............................................................      1,369,437      1,676,942
Securities held to maturity, at amortized cost (fair value: 1994 -- $1,342,638; 1993
  -- $1,770,086)....................................................................      1,404,835      1,736,558
Loans and lease financing, net of unearned income...................................     15,605,717     14,168,487
Allowance for credit losses.........................................................       (305,802)      (270,229)
                                                                                      -------------  -------------
Net loans and lease financing.......................................................     15,299,915     13,898,258
Premises, furniture and equipment...................................................        544,701        533,050
Other real estate and equipment owned...............................................         22,676         35,897
Customers' liability on acceptances.................................................        225,229        192,982
Other assets........................................................................        735,386        722,262
                                                                                      -------------  -------------
                                                                                      $  21,816,409  $  21,415,490
                                                                                      -------------  -------------
                                                                                      -------------  -------------
                                                   LIABILITIES
Deposits
  Noninterest-bearing deposits......................................................  $   4,021,659  $   3,909,617
  NOW accounts and interest checking................................................      2,071,293      2,191,777
  Savings...........................................................................      1,612,356      1,749,933
  Money market deposit accounts.....................................................      3,176,920      2,955,170
  Consumer time.....................................................................      3,514,942      4,095,847
  Time -- $100,000 or more..........................................................        651,196        608,357
                                                                                      -------------  -------------
                                                                                         15,048,366     15,510,701
Federal funds purchased and security repurchase agreements..........................      2,783,503      1,954,176
Commercial paper....................................................................        171,454        143,140
Other short-term borrowings.........................................................        393,587        308,105
Long-term debt......................................................................        994,870      1,051,578
Accrued income taxes................................................................         47,245        114,696
Acceptances outstanding.............................................................        225,229        192,982
Other liabilities...................................................................        374,870        321,917
                                                                                      -------------  -------------
    Total liabilities...............................................................     20,039,124     19,597,295
                                                                                      -------------  -------------
                                               SHAREHOLDERS' EQUITY
Preferred stock, authorized 50,000,000 shares:
  Series A, no par value, 6,000,000 shares outstanding..............................        150,000        150,000
Common stock, $5 par value, authorized 250,000,000 shares, outstanding: 1994 --
  98,137,956; 1993 -- 99,476,391....................................................        490,690        497,382
Capital surplus.....................................................................        350,612        385,613
Retained earnings...................................................................        811,808        767,075
Net unrealized gain (loss) on securities available for sale, net of tax.............        (25,825)        18,125
                                                                                      -------------  -------------
    Total shareholders' equity......................................................      1,777,285      1,818,195
                                                                                      -------------  -------------
                                                                                      $  21,816,409  $  21,415,490
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                                                         Year Ended December 31,
                                                                ------------------------------------------
                                                                   1994            1993            1992
                                                                ----------      ----------      ----------
                                                                (In Thousands, Except Earnings Per Share)
INTEREST INCOME
Loans and lease financing, including fees.................      $1,258,197      $1,161,146      $1,253,112
Securities held to maturity...............................          95,342         202,314         163,382
Securities available for sale.............................          79,808             246              --
Loans held for sale.......................................          24,895          51,315          48,891
Trading account securities................................           8,931           8,607           9,480
Interest-bearing deposits and other short-term
 investments..............................................          12,912          10,068          16,609
                                                                ----------      ----------      ----------
    Total interest income.................................       1,480,085       1,433,696       1,491,474
                                                                ----------      ----------      ----------
INTEREST EXPENSE
Deposits..................................................         344,194         365,791         448,372
Short-term borrowings.....................................         102,997          58,934          89,524
Long-term debt............................................          70,736          80,860          93,220
                                                                ----------      ----------      ----------
    Total interest expense................................         517,927         505,585         631,116
                                                                ----------      ----------      ----------
NET INTEREST INCOME.......................................         962,158         928,111         860,358
Provision for credit losses...............................         106,868          92,851         134,454
                                                                ----------      ----------      ----------
Net interest income after provision for credit losses.....         855,290         835,260         725,904
                                                                ----------      ----------      ----------
NONINTEREST REVENUES
Service charges on deposit accounts.......................         151,990         134,668         120,102
Bank card revenue, net....................................          61,172          59,122          50,163
Trust and investment management...........................          51,082          48,678          45,738
Exchange fees.............................................          31,545          28,051          24,333
Insurance revenue.........................................          19,438          12,951          10,655
Other operating revenue...................................          60,050          86,438          75,404
Credit reporting revenue..................................          13,204          33,984          33,315
Mortgage banking income, net..............................          17,308          28,786          57,970
Equity investment income (loss)...........................          (5,429)         33,973          12,928
Gain (loss) on sale of securities available for sale......          (8,145)              4              --
Gain on sale of securities held to maturity...............              --               7             438
Gain on sale of mortgage loan servicing rights............           1,023          55,846           7,467
Gain on sale of operations and loans......................          62,883           9,311           4,988
                                                                ----------      ----------      ----------
    Total noninterest revenues............................         456,121         531,819         443,501
                                                                ----------      ----------      ----------
NONINTEREST EXPENSES
Employee compensation and benefits........................         475,323         495,224         436,633
Net occupancy expense.....................................          67,121          65,931          55,709
Equipment rentals, depreciation and maintenance...........         107,554          90,237          73,703
Stationery, supplies and postage..........................          43,178          44,412          39,309
Regulatory agency fees....................................          39,635          41,335          36,095
Telecommunications........................................          27,517          26,009          24,031
Amortization of intangibles...............................          21,633          22,773          13,975
Other operating expenses..................................         213,354         196,909         189,328
Restructuring charge......................................         100,000              --              --
                                                                ----------      ----------      ----------
    Total noninterest expenses............................       1,095,315         982,830         868,783
                                                                ----------      ----------      ----------
Income before income taxes................................         216,096         384,249         300,622
Provision for income taxes................................          64,601         126,300          92,548
                                                                ----------      ----------      ----------
Income before cumulative effect of accounting changes.....         151,495         257,949         208,074
Cumulative effect of change in accounting for:
  Postretirement benefits.................................              --              --         (54,894)
  Postemployment benefits.................................              --              --          (4,996)
                                                                ----------      ----------      ----------
NET INCOME................................................      $  151,495      $  257,949      $  148,184
                                                                ----------      ----------      ----------
                                                                ----------      ----------      ----------
Amounts applicable to common stock
  Income before cumulative effect of accounting changes...      $  139,308      $  245,762      $  202,725
  Net income..............................................         139,308         245,762         142,835
Per common share
  Income before cumulative effect of accounting changes...           $1.40           $2.47           $2.05
  Net income..............................................            1.40            2.47            1.45
Average number of common shares outstanding...............          99,448          99,327          98,650

                See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                      Net
                                                                                  Unrealized
                                                                                  Gain (Loss)
                                                                                      on
                                       Shares      Common    Capital   Retained   Securities,    Treasury  Preferred
                                     Outstanding   Stock     Surplus   Earnings   Net of Tax      Stock      Stock      Total
                                     -----------  --------  ---------  --------  -------------   --------  ---------  ----------
                                                                       (Dollars In Thousands)
Balance at January 1, 1992.........  98,194,026   $493,423  $ 375,491  $539,675     $    --      $(2,209 ) $     --   $1,406,380
Net income.........................          --        --          --  148,184           --           --         --      148,184
Exercise of stock options..........     715,322     3,577       6,734       --           --           --         --       10,311
Treasury stock sold................       6,739        --          (9)      --           --           30         --           21
Common dividends declared
 (per share -- $.76)...............          --        --          --  (75,033 )         --           --         --      (75,033)
Preferred dividends paid and
 declared..........................          --        --          --   (6,839 )         --           --         --       (6,839)
Issuance of 6,000,000 shares of
 8 1/8% cumulative preferred
 stock.............................          --        --      (5,210)      --           --           --    150,000      144,790
Retired treasury stock.............          --    (2,446 )       267       --           --        2,179         --           --
Dividends reinvested and other.....     151,690       785       2,709       --           --           --         --        3,494
                                     -----------  --------  ---------  --------  -------------   --------  ---------  ----------
Balance at December 31, 1992.......  99,067,777   495,339     379,982  605,987           --           --    150,000    1,631,308
Net income.........................          --        --          --  257,949           --           --         --      257,949
Exercise of stock options..........     258,157     1,290       2,668       --           --           --         --        3,958
Common dividends declared
 (per share -- $.85)...............          --        --          --  (84,449 )         --           --         --      (84,449)
Preferred dividends declared.......          --        --          --  (12,187 )         --           --         --      (12,187)
Dividends reinvested and other.....     150,457       753       2,963     (225 )         --           --         --        3,491
Change in net unrealized gain
 (loss) on securities, net of
 tax...............................          --        --          --       --       18,125           --         --       18,125
                                     -----------  --------  ---------  --------  -------------   --------  ---------  ----------
Balance at December 31, 1993.......  99,476,391   497,382     385,613  767,075       18,125           --    150,000    1,818,195
Net income.........................          --        --          --  151,495           --           --         --      151,495
Exercise of stock options..........     737,875     3,690       7,626       --           --           --         --       11,316
Repurchase of common stock.........  (2,228,300 ) (11,142 )   (45,960)      --           --           --         --      (57,102)
Common dividends declared
 (per share -- $.94)...............          --        --          --  (93,395 )         --           --         --      (93,395)
Preferred dividends declared.......          --        --          --  (12,187 )         --           --         --      (12,187)
Dividends reinvested and other.....     151,990       760       3,333   (1,180 )         --           --         --        2,913
Change in net unrealized gain
 (loss) on securities, net of
 tax...............................          --        --          --       --      (43,950)          --         --      (43,950)
                                     -----------  --------  ---------  --------  -------------   --------  ---------  ----------
Balance at December 31, 1994.......  98,137,956   $490,690  $ 350,612  $811,808     $(25,825)    $    --   $150,000   $1,777,285
                                     -----------  --------  ---------  --------  -------------   --------  ---------  ----------
                                     -----------  --------  ---------  --------  -------------   --------  ---------  ----------

                See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      Year Ended December 31,
                                                               -------------------------------------
                                                                  1994         1993         1992
                                                               -----------  -----------  -----------
                                                                          (In Thousands)
Cash flows from operating activities
  Net income.................................................  $   151,495  $   257,949  $   148,184
  Adjustments to reconcile net income to net cash provided by operating activities
    Cumulative effect of accounting changes..................           --           --       59,890
    Deferred tax (benefit) expense...........................      (42,624)      35,439       25,190
    Depreciation, amortization and accretion.................      106,427      106,753       75,715
    Provision for credit losses..............................      106,868       92,851      134,454
    Noncash portion of restructuring charge..................       68,774           --           --
    Net gain on sales of operations..........................      (51,702)      (4,838)          --
    Net (gain) loss on sales of equity investments...........        5,873      (35,392)     (12,928)
    Net (gain) loss on sales of securities available for
     sale....................................................        8,145           (4)          --
    Net gain on sales of securities held to maturity.........           --           (7)        (438)
    Net gain on sales of trading securities..................       (4,232)     (17,033)     (13,815)
    Net gain on sales of loans and property..................      (22,524)     (24,250)     (29,675)
    Net gain on sales of mortgage loan servicing rights......       (1,023)     (55,846)      (7,467)
    Change in loans held for sale............................      530,538      (82,758)     (74,969)
    Change in trading account securities.....................       76,848      (33,522)      62,158
    Change in deferred loan fees, net of amortization........        6,995       (4,047)      (7,635)
    Change in accrued interest receivable....................       (8,766)       7,062       12,544
    Change in accrued interest payable.......................         (887)      (8,147)     (22,735)
    Change in other assets and liabilities, net..............      (53,424)      34,134     (108,182)
                                                               -----------  -----------  -----------
Net cash provided by operating activities....................      876,781      268,344      240,291
                                                               -----------  -----------  -----------
Cash flows from investing activities
  Proceeds from maturities of interest-earning deposits of
   nonbank subsidiaries......................................        8,996       17,842       50,678
  Purchase of interest-earning deposits by nonbank
   subsidiaries..............................................      (12,153)      (7,474)     (46,090)
  Net (increase) decrease in investments in interest-earning
   deposits by banking subsidiaries..........................        5,236       23,474      (14,289)
  Proceeds from maturities of securities held to maturity....      730,864    1,727,219    1,259,053
  Proceeds from sales of securities held to maturity.........           --        1,007       45,657
  Purchase of securities held to maturity....................     (361,985)  (2,065,792)  (2,386,673)
  Proceeds from sales of securities available for sale.......      345,838            4           --
  Proceeds from maturities of securities available for
   sale......................................................      125,538        9,116           --
  Purchase of securities available for sale..................     (303,602)     (14,910)          --
  Proceeds from sales of equity investments..................        4,199      105,826       33,343
  Purchase of equity investments.............................      (18,278)     (37,671)     (31,333)
  Principal collected on loans by nonbank subsidiaries.......      847,308    2,164,985    2,406,938
  Loans made to customers by nonbank subsidiaries............     (846,086)  (1,945,891)  (2,430,288)
  Net change in loans by banking subsidiaries................   (1,477,000)    (965,433)      19,474
  Proceeds from sales of loans...............................      122,516      155,025      392,132
  Purchase of loans..........................................      (76,536)    (225,939)     (80,980)
  Proceeds from sales of premises and equipment..............       14,710        9,232       15,109
  Purchase of premises and equipment.........................     (105,092)    (112,255)    (114,088)
  Proceeds from sales of mortgage servicing rights...........       24,917       52,984       11,659
  Purchase of mortgage servicing rights......................       (1,044)      (2,800)      (1,900)
  Proceeds from sales of foreclosed assets...................       38,370       51,775       68,954
  Acquisitions/dispositions, net of cash and cash
   equivalents...............................................      152,741      442,435      884,269
                                                               -----------  -----------  -----------
Net cash provided by (used in) investing activities..........     (780,543)    (617,241)      81,625
                                                               -----------  -----------  -----------
Cash flows from financing activities
  Net change in deposits.....................................     (462,226)    (372,443)     671,223
  Net change in short-term borrowings........................      943,123      636,744     (655,949)
  Proceeds from issuance of long-term debt...................      486,868      264,328      544,654
  Repayment of long-term debt................................     (543,803)    (542,539)    (429,542)
  Proceeds from issuance of common stock.....................       12,021        6,554       10,746
  Common stock repurchased...................................      (57,102)          --           --
  Proceeds from issuance of preferred stock..................           --           --      144,790
  Dividends paid.............................................     (102,892)     (93,573)     (78,660)
                                                               -----------  -----------  -----------
Net cash provided by (used in) financing activities..........      275,989     (100,929)     207,262
                                                               -----------  -----------  -----------
Net change in cash and cash equivalents......................      372,227     (449,826)     529,178
Cash and cash equivalents at beginning of year...............    1,545,882    1,995,708    1,466,530
                                                               -----------  -----------  -----------
Cash and cash equivalents at end of year.....................  $ 1,918,109  $ 1,545,882  $ 1,995,708
                                                               -----------  -----------  -----------
                                                               -----------  -----------  -----------

                See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES

                                                                      Year Ended December 31,
                                                               -------------------------------------
                                                                  1994         1993         1992
                                                               -----------  -----------  -----------
                                                                          (In Thousands)
Supplemental disclosures:
Cash paid during the period for:
  Interest...................................................  $   518,812  $   513,731  $   653,851
  Income taxes...............................................      101,050       85,452       72,031
Non-cash investing activities:
  Transfer from loans to other real estate owned.............  $    28,358  $    63,200  $    30,565
  Transfer of loans to loans held for sale...................           --       26,120      187,787
  Transfer to consumer loans from loans held for sale........       96,447           --           --
  Conversion of foreclosed loan collateral to premises,
   furniture and equipment...................................           --           --        8,315
  Transfer from loans to premises, furniture and equipment...           --       11,750           --
  Transfer from securities held to maturity to available for
   sale......................................................           --    1,641,114           --
  Transfer from securities available for sale to held to
   maturity..................................................       56,263           --           --
  Fair value adjustment to securities available for sale.....      (72,362)      30,032           --
  Income tax effect related to fair value adjustment.........       27,576       11,908           --

                See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies
    The accounting and reporting policies of U. S. Bancorp and its subsidiaries conform with generally accepted accounting principles and prevailing practices within the banking industry. The following is a description of the more significant policies.

    BASIS OF FINANCIAL STATEMENT PRESENTATION

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with general practice within the banking industry. In preparing such financial statements, management is required to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for credit losses and the valuation of real estate owned, management obtains independent appraisals for significant properties.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of U. S. Bancorp include the accounts of U. S. Bancorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The significant banking subsidiaries of U. S. Bancorp (the Banks) include United States National Bank of Oregon (U. S. Bank of Oregon), U. S. Bank of Washington, National Association (U. S. Bank of Washington), U. S. Bank of California, U. S. Bank of Nevada, and U. S. Bank of Idaho, National Association.

    Results of operations of companies acquired and accounted for as purchases are included from their dates of acquisition. When an acquisition occurs through a pooling of interests, prior period financial statements are restated to include the accounts of companies acquired.

    Certain prior year amounts have been reclassified to conform to the current year presentation.

    ACCOUNTING FOR ACQUISITIONS

    In accordance with the purchase method of accounting, the assets and liabilities of purchased banking and financial organizations were stated at estimated fair values at the date of acquisition. The excess of cost over fair value of net assets acquired has been accounted for as goodwill and is being amortized on the straight-line method ranging from 15 to 25 years.

    LOANS HELD FOR SALE

    Loans held for sale include mortgage and consumer loans and each is reported at the lower of cost or aggregate market value.

    The cost of over-the-counter options used to hedge interest rate and price fluctuations until mortgage loans are sold is amortized straight-line over the option period and recorded as a component of the gain or loss on mortgage loan sales. Commitment fees incurred on contracts to ensure future delivery of mortgage loans into mortgage-backed securities are amortized straight-line over the commitment period and recorded as a component of the gain or loss on mortgage loan sales.

    SECURITIES

    At December 31, 1993, U. S. Bancorp adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of securities at acquisition into one of three categories: held to maturity, available for sale, or trading.

    In accordance with SFAS No. 115, securities are classified as held to maturity where U. S. Bancorp has the ability and positive intent to hold them to maturity. Securities bought and held principally for the purpose of

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued) sale in the near term are classified as trading securities. Investments not classified as trading securities nor as held to maturity securities are classified as securities available for sale. Securities in this classification are available for future liquidity requirements.

    Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Unrealized losses on securities held to maturity due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains and losses on sale of securities available for sale are computed on the specific identification method. Trading account securities are carried at fair value. Realized gains and losses on sale on trading account securities, computed on the average cost method, and fair value adjustments are included in noninterest revenue.

    Unrealized holding gains and losses on securities available for sale are excluded from earnings and are reported net of tax as a separate component of shareholders' equity until realized.

    INTEREST RATE AND CURRENCY CONTRACTS

    U. S. Bancorp uses various interest rate contracts, such as interest rate swaps, futures, forward rate agreements, caps and floors, as part of asset/liability management or to hedge trading accounts and to provide for the needs of its customers.

    Gains and losses on interest rate contracts used for asset/liability management purposes are deferred and recognized as interest income or interest expense over the lives of the related assets or liabilities. For contracts used to hedge trading activities, gains and losses are included in trading account income. Income or expense on interest rate contracts used to manage interest rate exposure is recognized as an adjustment of the yield over the life of the underlying assets or liabilities.

    Foreign currency contracts are valued at current prevailing rates of exchange, and gains or losses resulting from such valuations are included in noninterest revenue.

    ALLOWANCE FOR CREDIT LOSSES

    The allowance for credit losses is established to absorb known and inherent losses primarily resulting from loans and leases oustanding, commitments to extend credit, standby letters of credit and other guarantees. Amounts are added to the allowance for credit losses and charged against earnings to bring the allowance to a level which, in management's judgment, is considered adequate to absorb losses inherent in the portfolio. Management performs a quarterly analysis to determine the appropriate level of the allowance, taking into consideration factors such as general economic conditions, historical loss experience, credit concentrations and trends in portfolio volume, maturity, delinquencies and nonaccruals. Actual credit losses, net of recoveries, are deducted from the allowance. While management uses the best information available on which to base estimates, future adjustments to the allowance may be necessary if economic conditions, particularly in U. S. Bancorp's markets, differ substantially from the assumptions used by management.

    PREMISES, FURNITURE AND EQUIPMENT

    Premises, furniture and equipment are stated at cost less accumulated depreciation and amortization. Construction costs and the cost of funds to finance major projects are capitalized. Maintenance and repairs are charged to expense as incurred and the cost of improvements is capitalized. Provisions for depreciation and amortization are computed using the straight-line method. Estimated useful lives range up to 50 years for buildings, three to ten years for furniture and equipment, and up to the lease term for leasehold improvements.

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  Summary of Significant Accounting Policies (Continued)
    OTHER REAL ESTATE AND EQUIPMENT OWNED

    Properties acquired by foreclosure or deed in lieu of foreclosure are carried at the lower of their recorded amounts or fair value less estimated costs of disposal in accordance with Statement of Position 92-3, "Accounting for Foreclosed Assets." Any write-downs at, or prior to, the date of acquisition are charged to the allowance for credit losses. Subsequent write-downs, gains or losses recognized on the sale of these properties and net operating results are included in noninterest expenses.

    INCOME TAXES

    Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in U. S. Bancorp's income tax returns. The deferred tax provision for the year is equal to the change in the deferred tax liability from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

    TRUST DIVISION ASSETS

    Property held by the Banks in fiduciary or agency capacity for their customers is not included in the accompanying consolidated balance sheet, since such items are not assets of the respective banks.

    REVENUE RECOGNITION

    Interest income is accrued as earned. The accrual of interest income on business loans ceases when potential collection difficulties are foreseen and collateral is inadequate to cover principal and interest. When a loan is placed on nonaccrual status, interest accrued but not received is reversed against interest income. If management determines that ultimate collectibility of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal balance. A loan may be returned to accrual status when all delinquent principal and interest become current in accordance with the terms of the loan agreement or when the loan is both well secured and in the process of collection.

    Bank card loans are charged off upon becoming 180 days past due. Other consumer loans are, in general, charged off upon becoming 90 days past due and interest earned but not collected thereon is reversed at the time of charge-off. Consequently, such loans are not placed on nonaccrual status.

    Unearned income on direct financing leases is amortized to produce a level yield on the remaining net receivable balance. Income from leveraged leases is recognized over the term of the leases based on the unrecovered equity investment.

    LOAN FEE INCOME

    Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the yield over the contractual life of the loans and included in interest income. Loan fees from loans held for sale are deferred and recognized as a component of the gain or loss on sale of the loans. Loans and leases are carried at cost less unamortized net loan fees. Commitment fees based on a percentage of a customer's unused line of credit and fees related to standby letters of credit are recognized in noninterest revenue over the commitment period.

    MORTGAGE SERVICING

    Loan servicing fees are based on a percentage of the outstanding loan principal balances being serviced and are included in income as related loan payments from mortgagors are collected.

    The difference between the actual service fee rates and normal service fee rates on those loans which are sold with servicing rights retained is capitalized as excess servicing fee receivable, and is amortized based on a method which relates the amortization to the estimated life of these loans. In the event of unanticipated

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued) prepayments, the excess servicing fee receivable is written down to the present value (based on the original discount rate) of the estimated remaining future excess servicing revenue through a reduction of servicing fee income.

    Costs associated with the acquisition of loan servicing rights through the purchase of servicing contracts are deferred and amortized on a method which relates the amortization of these costs to the estimated net servicing income. In the event of unanticipated prepayments, the future amortization rate is adjusted prospectively, such that the undiscounted future cash flows approximate the expected future net servicing income.

    Monthly payments required of U. S. Bancorp under mortgage loan servicing prepayment hedges are recorded as a reduction of servicing income. Payments received by U. S. Bancorp as the result of changes in prepayment experience are recorded as an increase to servicing income.

    COMPUTATIONS OF EARNINGS PER SHARE

    Earnings per common share are based on net income after preferred dividend requirements and the weighted average number of common shares outstanding, adjusted for stock splits and stock dividends. The dilutive effect of the assumed exercise of stock options outstanding is not material.

    STATEMENT OF CASH FLOWS

    For purposes of the statement of cash flows, U. S. Bancorp considers cash and due from banks and federal funds sold and security resell agreements to be cash and cash equivalents. Deposits placed with other financial institutions, time deposits and lending activities of the Banks are reported net in the statement.

2.  Restructuring Charge
    In March of 1994, U. S. Bancorp's Board of Directors approved a major cost reduction and revenue enhancement program. This program included plans for a 10 percent reduction in staff, and plans to eliminate and integrate certain operations and facilities. Through an early retirement program, other severance programs and attrition, U. S. Bancorp accomplished the 10 percent reduction in full-time equivalent employees by the end of third quarter 1994. The pretax expense of $100 million represented those incremental costs incurred as a result of the restructuring plan.

    The restructure charge consists of $96.4 million in anticipated cash expenditures and $3.6 million of non-cash charges, mainly the write-downs of facilities. A significant portion of the cash outlays associated with the program relate to enhanced retirement programs, which will be funded over a 10 to 15 year period as contributions are made to the benefit plans. The most significant portion of future expense reductions will consist of savings of employee compensation and benefits due to a reduction in employees.

    As of December 31, 1994, $18.9 million of the restructuring charge remained in other liabilities which represented $10.9 million related to staff reductions that were initiated in 1994, $3.1 million related to the consolidation and integration of facilities in process, and $4.9 million related to other cost reduction actions during 1994. At December 31, 1994, $48.8 million of employee benefit plan liabilities related to the enhanced retirement programs were also included in other liabilities.

3.  Cash, Loan and Dividend Restrictions
    The Banks are required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank in a noninterest-bearing account. The average amount of those reserve balances for the year ended December 31, 1994 was approximately $186 million.

    National and state banking laws and regulations place certain restrictions on loans or advances made by the banking subsidiaries to members of the affiliated group, including the parent company, and also place restrictions on dividends paid by the subsidiary banks.

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  Cash, Loan and Dividend Restrictions (Continued)
    National banks can initiate dividend payments in a given year, without prior regulatory approval, equal to net profits, as defined, for that year plus retained net profits for the preceding two years. The subsidiary banks can distribute as dividends to the parent company in 1995 (in addition to their 1995 net income) approximately $210 million. Loans from a bank to a single affiliate may not exceed 10 percent of the bank's equity capital, as defined. At December 31, 1994, the total amount that could be loaned to the parent company by its banking subsidiaries was approximately $231 million. As a result of the above regulatory restrictions, net assets of the subsidiary banks not available for dividends or loans amounted to approximately $1.46 billion.

4.  Loans and Allowance for Credit Losses
    Loans and lease financing are comprised of the following categories:

                                                                                      December 31,
                                                                                 ----------------------
                                                                                    1994        1993
                                                                                 ----------  ----------
                                                                                     (In Millions)
Loans
  Commercial...................................................................  $  7,384.6  $  6,796.8
  Foreign......................................................................        49.8        96.3
  Real estate construction.....................................................       667.2       699.9
  Real estate mortgage.........................................................     2,946.5     2,611.2
  Consumer.....................................................................     3,738.0     3,198.4
                                                                                 ----------  ----------
    Total loans................................................................    14,786.1    13,402.6
                                                                                 ----------  ----------
Lease financing
  Lease receivables............................................................       793.8       761.1
  Estimated residual value.....................................................       201.1       189.1
  Unearned income..............................................................      (175.3)     (184.3)
                                                                                 ----------  ----------
  Lease financing, net of unearned income......................................       819.6       765.9
                                                                                 ----------  ----------
Total loans and leases.........................................................  $ 15,605.7  $ 14,168.5
                                                                                 ----------  ----------
                                                                                 ----------  ----------

    U. S. Bancorp's loan classifications for financial reporting differ from those for regulatory reporting. Loans are classified based on type of collateral securing the loans for regulatory purposes. Loan classifications for financial reporting purposes are based on the purpose and primary source of repayment of the loans.

    The minimum future lease payments related to direct finance receivables for each of the years 1995 through 1999 are $238 million, $206 million, $146 million, $98 million and $50 million, respectively.

    The following table summarizes the changes in the allowance for credit losses.

                                                                    1994          1993          1992
                                                                 ----------  --------------  ----------
                                                                             (In Thousands)
Balance, beginning of year.....................................  $  270,229   $    259,155   $  230,101
Acquisitions (dispositions)....................................      (1,241)           322        7,515
Provision for credit losses....................................     106,868         92,851      134,454
Net charge-offs................................................     (70,054)       (82,099)    (112,915)
                                                                 ----------  --------------  ----------
Balance, end of year...........................................  $  305,802   $    270,229   $  259,155
                                                                 ----------  --------------  ----------
                                                                 ----------  --------------  ----------

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  Loans and Allowance for Credit Losses (Continued)
    SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," issued in May 1993 and SFAS No. 118, an amendment of SFAS No. 114 issued in October 1994, require adoption no later than January 1, 1995. These statements require each impaired loan within its scope to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value, less expected costs of disposal, of the collateral if the loan is collateral dependent.

    U. S. Bancorp does not anticipate that the January 1, 1995 adoption of SFAS No. 114 and No. 118 will have a material effect on its results of operations or financial condition.

5.  Related Parties
    The Banks have granted loans to the officers and directors of U. S. Bancorp and to their associates. These related party loans are made in the ordinary course of business and, management believes, do not involve more than a normal risk of collectibility. The aggregate dollar amount of these loans was $90.1 million and $112.4 million at December 31, 1994 and 1993, respectively. During 1994, $90.7 million of new loans were made and repayments totaled $113.0 million.

6.  Securities
    The amortized cost and approximate fair value of securities available for sale were as follows:

                                                                                 December 31, 1994
                                                                ----------------------------------------------------
                                                                 Amortized    Unrealized   Unrealized
                                                                    Cost         Gains       Losses      Fair Value
                                                                ------------  -----------  -----------  ------------
                                                                                   (In Thousands)
U.S. Treasury obligations.....................................  $    655,662   $      67    $  25,036   $    630,693
U.S. government agency securities.............................        25,056          --           61         24,995
Mortgage-backed securities....................................       470,112         229       31,678        438,663
Collateralized mortgage obligations...........................        92,073          --        4,420         87,653
Equity and other securities...................................       168,861      24,996        6,424        187,433
                                                                ------------  -----------  -----------  ------------
                                                                $  1,411,764   $  25,292    $  67,619   $  1,369,437
                                                                ------------  -----------  -----------  ------------
                                                                ------------  -----------  -----------  ------------


                                                                                 December 31, 1993
                                                                ----------------------------------------------------
                                                                 Amortized    Unrealized   Unrealized
                                                                    Cost         Gains       Losses      Fair Value
                                                                ------------  -----------  -----------  ------------
                                                                                   (In Thousands)
U.S. Treasury obligations.....................................  $    915,192   $  14,788    $     407   $    929,573
U.S. government agency securities.............................        26,499         242           --         26,741
Mortgage-backed securities....................................       428,935       6,137        1,038        434,034
Collateralized mortgage obligations...........................       123,430         401        1,140        122,691
Equity and other securities...................................       152,851      15,130        4,078        163,903
                                                                ------------  -----------  -----------  ------------
                                                                $  1,646,907   $  36,698    $   6,663   $  1,676,942
                                                                ------------  -----------  -----------  ------------
                                                                ------------  -----------  -----------  ------------

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  Securities (Continued)
    The amortized cost and fair value of securities available for sale by remaining contractual maturity are shown below. Expected maturities of mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities were included in the table below as due after ten years.

                                                                                 December 31, 1994
                                                                             --------------------------
                                                                              Amortized
                                                                                 Cost       Fair Value
                                                                             ------------  ------------
                                                                                   (In Thousands)
Due in one year or less....................................................  $    221,911  $    220,613
Due after one year through five years......................................       521,743       497,820
Due after five years through ten years.....................................        10,661        10,125
Due after ten years........................................................       657,449       640,879
                                                                             ------------  ------------
                                                                             $  1,411,764  $  1,369,437
                                                                             ------------  ------------
                                                                             ------------  ------------

    In 1994, gains of $827,000 and losses of $8,972,000 were realized on sales of securities available for sale. During 1993, gross gains of $4,000 were realized. The net unrealized gain or loss on securities available for sale, net of income taxes, was included as a component of shareholders' equity.

    The amortized cost and approximate fair value of securities held to maturity were as follows:

                                                                                 December 31, 1994
                                                                ----------------------------------------------------
                                                                 Amortized    Unrealized   Unrealized
                                                                    Cost         Gains       Losses      Fair Value
                                                                ------------  -----------  -----------  ------------
                                                                                   (In Thousands)
U.S. Treasury obligations.....................................  $      9,966   $      --    $     221   $      9,745
U.S. government agency securities.............................       116,171          --        7,958        108,213
Mortgage-backed securities....................................       290,506       1,108       12,395        279,219
Collateralized mortgage obligations...........................       519,405          76       25,810        493,671
State and municipal bonds.....................................       349,714       3,022       16,650        336,086
Other securities..............................................       119,073          --        3,369        115,704
                                                                ------------  -----------  -----------  ------------
                                                                $  1,404,835   $   4,206    $  66,403   $  1,342,638
                                                                ------------  -----------  -----------  ------------
                                                                ------------  -----------  -----------  ------------


                                                                                 December 31, 1993
                                                                ----------------------------------------------------
                                                                 Amortized    Unrealized   Unrealized
                                                                    Cost         Gains       Losses      Fair Value
                                                                ------------  -----------  -----------  ------------
                                                                                   (In Thousands)
U.S. Treasury obligations.....................................  $    162,677   $   1,766    $      --   $    164,443
U.S. government agency securities.............................       142,228         249          704        141,773
Mortgage-backed securities....................................       395,588      13,013          182        408,419
Collateralized mortgage obligations...........................       486,083       3,171          387        488,867
State and municipal bonds.....................................       371,779      16,649        1,333        387,095
Other securities..............................................       178,203       1,491          205        179,489
                                                                ------------  -----------  -----------  ------------
                                                                $  1,736,558   $  36,339    $   2,811   $  1,770,086
                                                                ------------  -----------  -----------  ------------
                                                                ------------  -----------  -----------  ------------

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  Securities (Continued)
    The  amortized  cost  and  fair  value of  securities  held  to  maturity by remaining contractual maturity are shown below. Expected maturities of mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                  December 31, 1994
                                                                              --------------------------
                                                                               Amortized
                                                                                  Cost       Fair Value
                                                                              ------------  ------------
                                                                                    (In Thousands)
Due in one year or less.....................................................  $     35,205  $     35,356
Due after one year through five years.......................................       228,683       225,133
Due after five years through ten years......................................       377,334       362,561
Due after ten years.........................................................       763,613       719,588
                                                                              ------------  ------------
                                                                              $  1,404,835  $  1,342,638
                                                                              ------------  ------------
                                                                              ------------  ------------

    Interest earned on securities held to maturity for the last three years was as follows:

                                                                         1994        1993        1992
                                                                      ----------  ----------  ----------
                                                                                (In Thousands)
Taxable investment securities.......................................  $   74,050  $  181,596  $  140,750
Tax-exempt investment securities....................................      21,292      20,718      22,632
                                                                      ----------  ----------  ----------
                                                                      $   95,342  $  202,314  $  163,382
                                                                      ----------  ----------  ----------
                                                                      ----------  ----------  ----------

    In 1994, there were no sales of securities held to maturity. During 1993 and 1992, gross gains were realized of $7,000 and $438,000, respectively.

    At December 31, 1994 and 1993, the Banks pledged securities and loans aggregating $1.9 billion and $1.5 billion, respectively, to secure certain public and trust deposits and for other purposes as required or permitted by law.

7.  Premises, Furniture and Equipment
    A summary of premises, furniture and equipment is as follows:

                                                                                   December 31,
                                                                              ----------------------
                                                                                 1994        1993
                                                                              ----------  ----------
                                                                                  (In Thousands)
Land........................................................................  $   57,935  $   59,431
Buildings...................................................................     359,753     351,684
Leasehold improvements......................................................     110,762      98,415
Furniture and equipment.....................................................     404,665     373,781
Property under capital leases (principally premises)........................       9,192       9,484
                                                                              ----------  ----------
    Total...................................................................     942,307     892,795
Less accumulated depreciation and amortization..............................    (397,606)   (359,745)
                                                                              ----------  ----------
  Premises, furniture and equipment -- net..................................  $  544,701  $  533,050
                                                                              ----------  ----------
                                                                              ----------  ----------

    Capital lease amortization expense is included in net occupancy expense. Accumulated amortization of capital leases was $4.9 million and $4.8 million at December 31, 1994 and 1993, respectively.

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  Lease Obligations
    Future minimum lease payments as of December 31, 1994 are shown below.

                                                                                   Capital   Operating
                                                                                   Leases      Leases
                                                                                  ---------  ----------
                                                                                     (In Thousands)
1995............................................................................  $     873  $   28,133
1996............................................................................        867      24,355
1997............................................................................        864      21,330
1998............................................................................        827      13,909
1999............................................................................        827      11,190
Later years.....................................................................      3,234      64,647
                                                                                  ---------  ----------
Total minimum payments..........................................................  $   7,492  $  163,564
                                                                                             ----------
                                                                                             ----------
Amount representing interest....................................................      2,282
                                                                                  ---------
Present value of net minimum lease payments.....................................  $   5,210
                                                                                  ---------
                                                                                  ---------

    A majority of the leases apply to the Banks' premises and provide for renewal options for periods of up to 20 years. Total rental expense under operating leases was $45.9 million, $42.9 million and $39.2 million for 1994, 1993 and 1992, respectively.

9.  Income Taxes
    The provision for income taxes attributable to income before cumulative effect of accounting changes for the last three years consisted of the following:

                                                                              1994        1993       1992
                                                                           ----------  ----------  ---------
                                                                                    (In Thousands)
Current
  Federal................................................................  $   94,815  $   77,441  $  60,454
  State..................................................................      12,410      13,420      6,904
                                                                           ----------  ----------  ---------
                                                                              107,225      90,861     67,358
                                                                           ----------  ----------  ---------
Deferred
  Federal................................................................     (38,612)     33,519     23,192
  State..................................................................      (4,012)      1,920      1,998
                                                                           ----------  ----------  ---------
                                                                              (42,624)     35,439     25,190
                                                                           ----------  ----------  ---------
Total
  Federal................................................................      56,203     110,960     83,646
  State..................................................................       8,398      15,340      8,902
                                                                           ----------  ----------  ---------
                                                                           $   64,601  $  126,300  $  92,548
                                                                           ----------  ----------  ---------
                                                                           ----------  ----------  ---------

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  Income Taxes (Continued)
    A reconciliation between the statutory federal income tax rate and the effective rate is as follows:

                                                1994         1993         1992
                                               ------       ------       ------
Federal statutory rate...................       35.0%        35.0%        34.0%
Adjusted for:
  State income tax.......................        2.5          2.9          2.2
  Tax-exempt interest....................       (8.5)        (5.1)        (6.6)
  Nondeductible expenses.................        2.5          1.1          1.3
  Credits................................       (3.1)        (1.7)          --
  Other-net..............................        1.5           .7          (.1)
                                               ------       ------       ------
Effective income tax rate................       29.9%        32.9%        30.8%
                                               ------       ------       ------
                                               ------       ------       ------

    Accrued income taxes at December 31, 1994 and 1993 consisted of:

                                                                                         1994        1993
                                                                                       ---------  ----------
                                                                                          (In Thousands)
Current..............................................................................  $  12,321  $    9,572
Deferred.............................................................................     34,924     105,124
                                                                                       ---------  ----------
                                                                                       $  47,245  $  114,696
                                                                                       ---------  ----------
                                                                                       ---------  ----------

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below:

                                                                                               1994        1993
                                                                                            ----------  ----------
                                                                                                (In Thousands)
Deferred tax assets:
  Allowance for credit losses.............................................................  $  102,405  $   88,439
  Deferred income.........................................................................      14,670      11,584
  Postretirement/employment benefits......................................................      40,392      34,439
  Unrealized gains/losses.................................................................       7,593       8,154
  Nonaccrued interest.....................................................................       1,723       8,629
  Deferred liabilities....................................................................       4,149       4,352
  Accrued expenses........................................................................      10,941       6,330
  Retirement plan.........................................................................       2,254          --
  Restructuring charge....................................................................       8,610          --
  Unrealized depreciation on securities available for sale................................      15,668          --
  Other...................................................................................      10,550       5,898
                                                                                            ----------  ----------
                                                                                               218,955     167,825
                                                                                            ----------  ----------
Deferred tax liabilities:
  Lease financing.........................................................................      64,677      73,805
  Leveraged leases........................................................................     144,934     131,924
  Accumulated depreciation................................................................      28,317      32,370
  Cash basis tax accounting...............................................................       4,650       4,939
  Retirement plans........................................................................          --       8,118
  Unrealized appreciation on securities available for sale................................          --      11,908
  Equity investments......................................................................       7,462          --
  Other...................................................................................       3,839       9,885
                                                                                            ----------  ----------
                                                                                               253,879     272,949
                                                                                            ----------  ----------
Net deferred tax liability................................................................  $   34,924  $  105,124
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  Income Taxes (Continued)
    In 1994, U. S. Bancorp recorded a tax benefit of approximately $3.1 million related to losses on sale of securities available for sale. Taxes related to gains on the sale of securities were $4,000 and $170,000 in 1993 and 1992, respectively.

10. Credit Arrangements
    At December 31, 1994, committed line of credit arrangements totaling $165 million were available to U. S. Bancorp from unaffiliated banks. Such lines generally provide for interest at the lending bank's prime rate or other money market rates. These banking arrangements principally serve as commercial paper back-up lines. There were no borrowings outstanding or compensating balance requirements under these credit arrangements at December 31, 1994. During 1994,
U. S. Bancorp paid commitment fees ranging from .10 percent to .20 percent of the lines.

11. Long-Term Debt
    Long-term debt is summarized as follows:

                                                                                                December 31,
                                                                                          ------------------------
                                                                                             1994         1993
                                                                                          ----------  ------------
                                                                                               (In Thousands)
U. S. Bancorp (Parent Company Only):
  Medium-term notes due 1995-1998.......................................................  $  331,600  $    423,800
  8.875% notes due 1994.................................................................          --        74,916
  8.125% notes due 2002.................................................................     149,220       149,114
  7.00% notes due 2003..................................................................     149,694       149,656
                                                                                          ----------  ------------
                                                                                             630,514       797,486
                                                                                          ----------  ------------
Banks:
  Bank notes due 1995...................................................................     221,000       152,000
  FHLB notes due 1995-2009..............................................................     127,184        84,965
  7.75% notes due 2002..................................................................      15,705        15,705
  Mortgages and other notes payable.....................................................         467         1,422
                                                                                          ----------  ------------
                                                                                             364,356       254,092
                                                                                          ----------  ------------
                                                                                          $  994,870  $  1,051,578
                                                                                          ----------  ------------
                                                                                          ----------  ------------

    U. S. BANCORP (PARENT COMPANY ONLY)

    All long-term debt of the parent company is unsecured. The medium-term notes have fixed or variable rates ranging from 4.41% to 9.21% at December 31, 1994.

    The 8.125% notes due in 2002 and 7% notes due in 2003 are subordinated to all senior indebtedness of U. S. Bancorp. The notes are not redeemable by U. S. Bancorp, in whole or in part, prior to maturity and do not provide for a sinking fund.

    At December 31, 1994, U. S. Bancorp had $500 million borrowing capacity under a $500 million subordinated shelf registration filed in 1993. In addition, $648.2 million was available under an $800 million debt shelf registration filed in 1991, of which $500 million has been designated as medium-term notes.

    BANKS

    The bank notes, issued by U. S. Bank of Oregon and U. S. Bank of Washington are primarily floating rate, unsecured notes with rates ranging from 5.40% to 6.09% at December 31, 1994. U. S. Bank of Oregon and U. S. Bank of Washington together have $779 million remaining uncommitted capacity at December 31, 1994, under a $1 billion bank note continuous offering.

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-Term Debt (Continued)
    U. S. Bancorp's subsidiaries, U. S. Savings Bank of Washington and Heart Federal Savings and Loan Association, borrow from the Federal Home Loan Banks of Seattle and San Francisco. These banking subsidiaries pledge certain real estate loans and investment securities as collateral for these secured notes. Interest rates ranged from 5.05% to 8.10% at December 31, 1994.

    The 7.75% notes due in 2002 are subordinated to deposits and certain other liabilities of U. S. Bank of Oregon and require annual sinking fund payments. Prepayments made in prior years have been used as credits against the mandatory annual sinking fund requirements through 1996 and part of 1997. The notes require additional sinking fund payments of $80,000 in 1997 and $625,000 in each following year. The notes, which are unsecured, may be redeemed at par, in whole or in part, at the option of U. S. Bank of Oregon with the approval of the Comptroller of the Currency.

    Mortgages and other notes payable are primarily mortgages on bank premises. Interest rates range from 7.5% to 12% and remaining maturities vary.

    Payments required to service U. S. Bancorp's long-term debt during the next five years were as follows: 1995 - $494 million; 1996 - $58 million; 1997 - $86 million; 1998 - $23 million and 1999 - $4 million.

12. Employee Benefit Plans

    RETIREMENT PLANS

    U. S. Bancorp provides a noncontributory trusteed defined benefit pension plan (Pension Plan) which covers substantially all employees. Benefit plans of companies acquired are generally terminated, with employees covered by those plans merged into U. S. Bancorp plans. Benefits are based on years of service and highest average level of compensation for any five consecutive years out of the last ten years of service. U. S. Bancorp's funding policy is to contribute annually an amount between the minimum required under ERISA and the maximum amount that is deductible for income tax purposes. Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

    U. S. Bancorp also maintains separate unfunded supplemental pension plans (Supplemental Plans) that provide certain officers with defined pension benefits in excess of limits imposed by federal tax law on benefit payments from qualified plans and for certain compensation not covered in the Pension Plan.

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plans (Continued)
    The following table sets forth the pension plans' status and amounts recognized in U. S. Bancorp's consolidated financial statements at December 31, 1994 and 1993.

                                                                         1994                      1993
                                                               ------------------------  -------------------------
                                                                Pension    Supplemental   Pension    Supplemental
                                                                  Plan        Plans         Plan         Plans
                                                               ----------  ------------  ----------  -------------
                                                                                 (In Thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation..................................  $  227,130   $   13,961   $  205,435    $   6,615
                                                               ----------  ------------  ----------  -------------
                                                               ----------  ------------  ----------  -------------
  Accumulated benefit obligation.............................  $  239,290   $   14,136   $  223,299    $   7,082
                                                               ----------  ------------  ----------  -------------
                                                               ----------  ------------  ----------  -------------
Projected benefit obligation.................................  $  304,569   $   15,849   $  296,284    $   7,836
Plan assets at fair value....................................     310,625           --      305,930           --
                                                               ----------  ------------  ----------  -------------
Projected benefit obligation (in excess of) or less than plan
 assets......................................................       6,056      (15,849)       9,646       (7,836)
Unrecognized net (gain) loss from past experience different
 from that assumed and effects of changes in assumptions.....       8,626         (180)      24,686        1,822
Unrecognized prior service cost..............................       4,551        3,407        7,896        1,258
Additional minimum liability.................................          --       (2,592)          --       (3,673)
Unrecognized net transition (asset) obligation at January 1,
 1986........................................................     (10,592)       1,078      (14,122)       1,347
                                                               ----------  ------------  ----------  -------------
Prepaid pension cost (pension liability).....................  $    8,641   $  (14,136)  $   28,106    $  (7,082)
                                                               ----------  ------------  ----------  -------------
                                                               ----------  ------------  ----------  -------------

    Pension plan assets are invested approximately 70 percent in common stock and equity mutual funds and 30 percent in a fixed income mutual fund.

    Pension cost for the Pension Plan and Supplemental Plans included the following components:

                                                             Pension Plan                  Supplemental Plans
                                                    -------------------------------  -------------------------------
                                                      1994       1993       1992       1994       1993       1992
                                                    ---------  ---------  ---------  ---------  ---------  ---------
                                                                             (In Thousands)
Service cost -- benefits earned during the
 period...........................................  $  15,116  $  13,614  $  10,748  $     168  $      31  $     127
Interest cost on projected benefit obligation.....     22,761     20,942     19,226      1,302        542        514
Net amortization and deferrals....................    (24,916)    11,435      3,490        720        454        414
Less return on plan assets........................     (2,273)   (36,482)   (26,065)        --         --         --
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Net periodic pension cost.........................  $  10,688  $   9,509  $   7,399  $   2,190  $   1,027  $   1,055
                                                    ---------  ---------  ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------  ---------  ---------

    In determining the projected benefit obligation the assumed discount rate used was 8.5 percent at December 31, 1994, and 7.25 percent and 8.5 percent at December 31, 1993 and 1992, respectively. The assumed rate of increase in future salary levels ranged from 5 percent to 9.5 percent. The expected long-term rate of return on assets used in determining net periodic pension cost was 9 percent. As a result of the sale of the mortgage subsidiary's loan production offices and the termination of employees through the restructuring program, U. S. Bancorp recognized pension curtailment gains totaling $6.5 million in 1994.

    EMPLOYEE INVESTMENT PLAN

    U. S. Bancorp sponsors an Employee Investment Plan which allows qualified employees, at their option, to make contributions of up to certain percentages of pretax base salary through salary deductions under Section 401(k) of the Internal Revenue Code. A portion of these contributions is matched by U. S. Bancorp. All

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plans (Continued)
of U. S. Bancorp's matching contributions are invested in U. S. Bancorp common stock. Employee contributions are invested, at the employees' direction, among a variety of investment alternatives. Total expenses associated with the Employee Investment Plan were $6.9 million, $9.3 million and $7.4 million in 1994, 1993 and 1992, respectively.

    OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

    U. S. Bancorp has a benefit plan which provides postretirement health benefits to all employees who have attained the age of 55 and have at least 10 years of service. Retiree health care benefits are offered under self-insured plans. For any employee retiring on or after July 1, 1993, the plan is contributory, with retirees' contributions adjusted annually to reflect certain cost-sharing provisions and benefit limitations. Retirees prior to July 1, 1993, are covered under a plan that is noncontributory for retirees and contributory for dependents. In 1992, U. S. Bancorp adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and elected to immediately recognize the accumulated postretirement benefit obligation measured as of January 1, 1992, reducing income on an after-tax basis by $54.9 million.
U. S. Bancorp reserves the right to terminate the plan or make plan changes at any time.

    U. S. Bancorp also provides postemployment benefits other than retirement benefits to former or inactive employees, their beneficiaries and covered dependents. Those benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care benefits and life insurance coverage. In 1992, U. S. Bancorp adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits." This accounting change reduced income on an after-tax basis by $5.0 million.

    The following table sets forth the status of the plan, reconciled with amounts recognized in U. S. Bancorp's balance sheet at December 31, 1994, and 1993.

                                                                                               1994        1993
                                                                                            ----------  ----------
                                                                                                (In Thousands)
Accumulated postretirement benefit obligation:
  Retirees................................................................................  $   96,924  $   73,589
  Fully eligible active plan participants.................................................         348         583
  Other active participants...............................................................       4,118      26,808
                                                                                            ----------  ----------
                                                                                               101,390     100,980
Unrecognized prior service cost...........................................................      16,312          --
Unrecognized net loss from past experience different from that assumed and the effects of
 changes in assumptions...................................................................     (20,941)    (13,216)
                                                                                            ----------  ----------
Accrued postretirement benefit liability..................................................  $   96,761  $   87,764
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The net periodic postretirement benefit cost for 1994, 1993 and 1992 included the following components:

                                                                                         1994       1993       1992
                                                                                       ---------  ---------  ---------
                                                                                               (In Thousands)
Service cost.........................................................................  $   1,297  $   1,487  $   1,023
Interest cost on accumulated postretirement benefit obligation.......................      7,448      6,932      6,457
Net amortization of deferrals........................................................        315         --         --
                                                                                       ---------  ---------  ---------
Net periodic postretirement benefit cost.............................................  $   9,060  $   8,419  $   7,480
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                         U. S. BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Employee Benefit Plans (Continued)
    The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8.5 percent at December 31, 1994, and 7.25 percent and
8.5 percent at December 31, 1993 and 1992, respectively. The 1994 health care trend rate was projected to be 11.5 percent for pre-65 participants and 8.5 percent for post-65 participants. These rates are assumed to decrease gradually until they reach 6 percent in the year 2001 and remain at that level thereafter.

    Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of January 1, 1994 by $5.6 million and the aggregate of the service and interest components of net periodic postretirement cost for 1994 by $457,000.

    STOCK INCENTIVE PLANS

    U. S. Bancorp maintains various stock incentive plans which provide for its ability to grant stock options, stock appreciation rights, restricted share awards, performance shares and other stock-based awards to directors, officers and key employees. Under the terms of the employee and officer option agreements, the option price is the fair market value at the time the option is granted; the option period cannot exceed ten years from the grant date; and options are exercisable under two vesting structures. Under the first structure, options are exercisable 50 percent after one year, 80 percent after two years, and 100 percent after three years. Under the second structure, options are exercisable on the ninth anniversary of the grant date subject to acceleration based on achievement of certain performance goals. Non-employee directors may elect to acquire "deferred compensation options" in lieu of fees otherwise due for board services and may exercise those options after six months. Deferred compensation options granted to non-employee directors are issued at 40 percent of market price on grant date. Upon exercise, all option proceeds are credited to the capital accounts.

    Stock option activity is summarized in the following table:

                                          Number of  Option Price Per
                                           Shares         Share
                                          ---------  ----------------
          Outstanding at January 1,
           1992.........................  3,018,088  $ 3.42 to $22.50
            Grants......................     47,390    8.25 to  22.63
            Options exercised...........   (715,322)   3.42 to  16.33
            Forfeited or cancelled......    (10,908)   3.42 to  11.33
                                          ---------
          Outstanding at December 31,
           1992.........................  2,339,248    3.42 to  22.63
            Grants......................    760,834    9.40 to  26.13
            Options exercised...........   (258,157)   3.42 to  16.33
            Forfeited or cancelled......     (4,610)   8.29 to  11.33
                                          ---------
          Outstanding at December 31,
           1993.........................  2,837,315    3.42 to  26.13
            Grants......................    774,797    9.65 to  27.25
            Options exercised...........   (737,875)   3.42 to  25.88
            Forfeited or cancelled......    (33,000)  25.88 to  26.00
                                          ---------
          Outstanding at December 31,
           1994.........................  2,841,237    3.42 to  27.25
                                          ---------
                                          ---------

        Performance shares are earned only if specified performance goals are attained during a designated performance cycle. Earned performance shares are paid at the end of the performance cycle in shares of common stock or a combination of cash and shares. As of December 31, 1994, 51,460 performance shares have been granted and none have been paid.

    Exercisable options totaled 1,783,373, 2,088,892 and 2,006,142 at December 31, 1994, 1993 and 1992, respectively. At December 31, 1994, shares of common stock reserved for issuance under all stock incentive plans totaled 9,012,537.

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Mortgage Banking Activities
    On August 11, 1994, a significant portion of the assets of U. S. Bancorp's subsidiary, U. S. Bancorp Mortgage Company, was sold. The assets sold included $3.6 billion of the $4.3 billion residential mortgage loan servicing portfolio and 50 loan origination offices in 10 states. This sale resulted in a pretax gain of $50.8 million in the third quarter of 1994. U. S. Bancorp intends to continue to originate mortgage loans through the branches of the bank subsidiaries and a loan by phone program.

    Changes in mortgage loan servicing rights purchased for the last three years were as follows:

                                                                                            1994       1993       1992
                                                                                          ---------  ---------  ---------
                                                                                                   (In Millions)
Balance, beginning of year..............................................................  $     1.9  $    35.3  $    54.5
Purchases...............................................................................        0.7        2.8        1.9
Sales...................................................................................       (2.8)     (13.5)      (1.6)
Amortization............................................................................       (1.3)      (6.9)     (11.9)
Hedge reserve...........................................................................        2.0       (2.0)       --
Valuation adjustments due to changes in prepayment assumptions..........................       (0.5)     (13.8)      (7.6)
                                                                                          ---------  ---------  ---------
Balance, end of year....................................................................  $     0.0  $     1.9  $    35.3
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------

    Changes in excess servicing fee receivable for the last three years were as follows:

                                                                                            1994       1993       1992
                                                                                          ---------  ---------  ---------
                                                                                                   (In Millions)
Balance, beginning of year..............................................................  $     4.3  $    20.6  $    22.9
Capitalized.............................................................................        0.9        4.2        7.1
Sales...................................................................................       (2.8)      (5.6)        --
Amortization............................................................................       (1.9)      (5.2)      (5.9)
Valuation adjustments due to changes in prepayment assumptions..........................       (0.2)      (9.7)      (3.5)
                                                                                          ---------  ---------  ---------
Balance, end of year....................................................................  $     0.3  $     4.3  $    20.6
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------

    The capitalization of excess servicing fee receivable and the amortization and valuation adjustments related to mortgage banking assets are included in mortgage banking income. Mortgage banking income is shown net of certain other expenses in the consolidated statement of income.

14. Shareholders' Equity
    In April 1994, U. S. Bancorp's Board of Directors approved a plan to repurchase up to six million shares of U. S. Bancorp common stock over the next five years. Through December 31, 1994, 2.2 million shares of common stock were acquired at a cost of $57.1 million.

    The Series A Preferred Stock is not redeemable prior to July 23, 1997. On or after such date, the Series A Preferred Stock will be redeemable, in whole or part, at the option of U. S. Bancorp at a liquidating preference of $25 per share plus accrued and unpaid dividends. Under current regulations, U. S.
Bancorp may not exercise its option to redeem the Series A Preferred Stock without the prior approval of the Federal Reserve Board.

    The preferred dividend requirement used in the calculation of earnings per common share was $12,187,200 for the years 1994 and 1993, and $5,349,000 for 1992.

15. Commitments, Contingencies and Off-Balance Sheet Risk
    U. S. Bancorp and certain subsidiaries are defendants in various legal proceedings. Management, after reviewing these actions and proceedings with counsel, believes that the outcome of such proceedings will not have a materially adverse effect upon the consolidated financial position or results of operations of U. S. Bancorp or its subsidiaries.

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments, Contingencies and Off-Balance Sheet Risk (Continued)
    In the normal course of business, U. S. Bancorp uses financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees, interest rate caps and floors written, interest rate swaps, and forward and futures contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The contract or notional amounts of these instruments do not represent the credit or interest rate risk associated with these contracts, but rather give an indication of the volume of the transactions. Unless noted otherwise, U. S. Bancorp does not require collateral or other security to support financial instruments with off-balance sheet credit risk.

    Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract. U. S. Bancorp's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. U. S. Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

    The following table summarizes U. S. Bancorp's credit related financial instruments, which include both commitments to extend credit and letters of credit, each of which is considered in U. S. Bancorp's liquidity risk management practices. For these financial instruments, contract amounts represent credit risk.

                                                                                                   Contract or
                                                                                                 Notional Amount
                                                                                               --------------------
                                                                                                   December 31,
                                                                                               --------------------
                                                                                                 1994       1993
                                                                                               ---------  ---------
                                                                                                  (In Millions)
Commitments to extend credit.................................................................  $  13,981  $  12,560
Standby letters of credit and financial guarantees written (net of participations of $60
 million and $53 million, respectively)......................................................        676        572

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The majority of commitments had original maturity dates of one year or less and represented commitments to make variable rate loans. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. U. S. Bancorp evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by U.
S. Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include deposits held in financial institutions, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

    Standby letters of credit and financial guarantees written are conditional commitments issued by U. S. Bancorp to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including state and municipal obligations, industrial development revenue bonds, corporate debt, and similar transactions. The credit risk involved in issuing letters of credit and writing financial guarantees is essentially the same as that involved in extending loan facilities to customers. Generally, standby letters of credit and financial guarantees written are not secured, but, when required, collateral may include cash and securities. Approximately 88 percent of standby letters of credit at December 31, 1994 expire in less than five years and 43 percent in less than one year.

    The  following  table  presents  a summary  of  U.  S.  Bancorp's derivative financial instruments and their related credit exposure. For these financial instruments, contract or notional amounts exceed the amount of

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments, Contingencies and Off-Balance Sheet Risk (Continued) credit risk. Risk of credit loss for these financial instruments involves the risk of dealing with counterparties and their ability to meet the terms of the contract. U. S. Bancorp controls the credit risk of these instruments through credit approvals, limits, and monitoring procedures.

                                                                                    Contract or Notional
                                                                                                            Credit Exposure
                                                                                          Amounts
                                                                                    --------------------  --------------------
                                                                                      1994       1993       1994       1993
                                                                                    ---------  ---------  ---------  ---------
                                                                                                  (In Millions)
Financial futures contracts.......................................................  $     939  $   1,457  $      --  $      --
Interest rate swaps...............................................................        832      1,096        5.3        6.1
Purchased options.................................................................        166        553        1.0         .9
Written options...................................................................         76         85         --         --
Foreign exchange..................................................................        122        115         .9         .3
Forward commitments to sell mortgage loans........................................          1        689         --         .6
Mortgage loan options purchased...................................................         --        279         --         --
Mortgage loan servicing prepayment hedge..........................................         --      1,500         --         .3
                                                                                                                ---        ---
    Total off-balance sheet credit exposure.......................................                        $     7.1  $     8.2
                                                                                                                ---        ---
                                                                                                                ---        ---

    Interest rate derivative financial instruments are used to reduce the interest rate risk of a specific asset or liability position or to adjust a specific interest rate exposure that is identified by asset/liability management monitoring processes. Income or expense on most derivative financial instruments used to manage interest rate exposure is recorded on an accrual basis as an adjustment to the yield of the related interest rate exposures over the periods covered by the contracts. If an interest rate swap that is used to manage interest rate risk is terminated early and the hedged asset remains, any resulting gain or loss is deferred and amortized as an adjustment to the yield of the underlying interest rate exposure position over the remaining periods originally covered by the terminated swap. Deferred losses on the early termination of interest rate swaps used to manage interest rate risk totaled $560,000 as of December 31, 1994. This amount is scheduled to be amortized into income in the following periods: $169,000 in 1995; $148,000 in 1996; $139,000 in
1997; and $104,000 thereafter.

    Not all derivative financial instruments have off-balance sheet credit and/or interest rate risk. Options written, including caps and floors written, do not expose U. S. Bancorp to credit risk, except as noted below, since the counterparty has already performed according to the terms of the contract by paying a premium up front. However, credit risk arises to the extent that the underlying instrument that U. S. Bancorp is obligated to buy is subject to credit risk.

    Financial futures contracts are contracts for delayed delivery of securities or money market instruments in which the seller agrees to make delivery at a specified future date of a specified instrument, at a specified price or yield. Initial margin requirements are met in cash or other instruments, and changes in the contract values are settled daily. Futures contracts have little credit risk because futures exchanges are the counterparties. These contracts have maturities through March 2003.

    Futures contracts are purchased to hedge market price risks of variable rate loans and variable rate liabilities that are not covered by swap positions. Futures contracts are sold to hedge market price risks of interest rate caps written for customers, mortgage-backed securities in the available for sale portfolio, and certain investments held for trading purposes.

    Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Interest rate swaps are principally used to hedge interest rate risk related to LIBOR-based floating rate loans and variable rate liabilities such as certificates of deposit and term funds purchased. Additionally, interest rate swaps, with notional amounts totaling $68 million, were entered into as customer accommodations and were included in the balance disclosed

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments, Contingencies and Off-Balance Sheet Risk (Continued) in the table. Of this total, $63.5 million was matched by interest rate swaps with major financial institutions. Gains and losses related to customer swaps are not material. The current credit exposure on interest rate swaps is the replacement cost in the event of nonperformance by counterparties for those contracts in a gain position.

    At December 31, 1994, U. S. Bancorp paid a fixed rate ranging from 4.21 percent to 8.48 percent and received a variable rate ranging from 5.31 percent to 7.70 percent on interest rate swaps with notional amounts totaling $768 million. For those transactions where U. S. Bancorp received a fixed rate and paid a variable rate, the fixed rate ranged from 3.82 percent to 9.75 percent and the variable rate ranged from 5.1825 percent to 8.025 percent. The notional amounts of such agreements totaled $64 million at December 31, 1994. The swap agreements have original terms to maturity of one to ten years and remaining terms to maturity of five months to nine years.

    U. S. Bancorp acts as a principal in writing interest rate caps and floors for customers. Purchased and written options primarily represent interest rate caps and floors. These interest rate caps and floors enable customers to transfer, modify, or reduce their interest rate risk and obligate one of the parties to make payments if an interest rate index exceeds a specified upper "capped" level or if the index falls below a specified lower "floor" level. As principal, U. S. Bancorp is exposed to loss should a counterparty fail to perform as agreed. Normal credit reviews on each counterparty are performed, and exposure to the interest rate risk inherent in these items is managed by entering into offsetting positions or other hedging techniques. Credit risk exists for purchased options and is measured as the replacement cost in the event of nonperformance by counterparties for those contracts in a gain position, plus an amount for residual credit risk. Interest rate caps and floors have maturities ranging from 1995 to the year 2000.

    Foreign exchange contracts, or forward commitments to purchase and sell foreign currencies, are agreements for delayed delivery of a foreign currency in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified amount at a specified exchange rate. U. S. Bancorp is party to foreign exchange spot and forward contracts to meet the needs of its customers. Customer transactions are generally covered by offsetting positions to reduce risk arising from fluctuations in exchange rates. Foreign exchange contracts generally relate to major foreign currencies and are highly liquid. The foreign exchange contracts have original terms to maturity of twelve months or less. Credit exposure for foreign exchange contracts is equal to the unrealized gains in such contracts.

    In conjunction with U. S. Bancorp's mortgage loan operations, mortgage-backed securities are sold for delivery in future months, and over the counter options on mortgage-backed securities are purchased to hedge closed mortgage loans and to hedge interest rate guarantee commitments for unclosed mortgage loans. Mortgage related derivative activities have been reduced significantly since 1993 as a result of the sale of the majority of U. S. Bancorp's mortgage operations in 1994.

    To hedge prepayment risk in its mortgage loan servicing portfolio, U. S. Bancorp entered into a hedging contract in 1993 with a notional amount of $1.5 billion, scheduled to terminate in September 1998. This contract was terminated in 1994 and a loss recognized in earnings simultaneously with the sale of the majority of U. S. Bancorp's purchased mortgage loan servicing rights portfolio.

    Most of U. S. Bancorp's lending activity is with customers located within the Pacific Northwest. An economic downturn in the Pacific Northwest would likely have a negative impact on U. S. Bancorp's results of operations depending on the severity of the downturn. U. S. Bancorp maintains a diversified portfolio and does not have significant on- or off-balance sheet concentrations of credit risk in any one industry.

16. Disclosures About Fair Value of Financial Instruments
    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined using available market

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Disclosures About Fair Value of Financial Instruments (Continued) information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts U. S. Bancorp could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Potential tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

    CASH  AND  SHORT-TERM INVESTMENTS.   For  these short-term  instruments, the
carrying amount is a reasonable estimate of fair value.

    SECURITIES AND EQUITY INVESTMENTS. For securities held to maturity, available for sale, or for trading purposes, fair value equals quoted market price or dealer quotes. If quoted market price is not available, fair value is estimated using quoted market prices for similar securities with like maturities, interest rate and type.

    The fair value of $44 million and $27 million at December 31, 1994 and 1993, respectively, of various investments in limited partnership equity investments was not available through market sources, and was not practicable to estimate. In such cases, fair value indicated was equal to carrying value.

    LOANS. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial, real estate, including residential mortgage, consumer and bank card. Each loan category is further segregated by fixed and variable rate, performing and nonperforming categories. For variable rate loans, carrying value approximates fair value. Fair value of fixed rate loans is calculated by discounting contractual cash flows.

    For performing fixed rate loans, the discount rate is estimated using the rates currently offered for loans of similar characteristics which reflect the credit and interest rate risk inherent in the loan. Performing loans include certain loans that are internally classified largely due to weakening financial strength of the borrowers or concern about specific industries. These loans have been specifically provided for in the allowance for credit losses. The fair value of these loans is shown net of this allocated allowance. Consumer and bank card loans have no allocated allowance since they are charged-off upon becoming 90 and 180 days past due, respectively. The fair value of performing fixed rate loans, except for performing residential mortgage loans and consumer loans, is calculated by discounting contractual cash flows. For performing residential mortgage and consumer loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates. Acceleration of the payment of principal is based on the monthly cash flow yield as compared to the discount rate. The prepayment estimates are based upon internal historical data for consumer loans, and market prepayment history for mortgage-backed securities with similar characteristics for real estate mortgage loans.

    Loans held for sale, primarily residential mortgage loans and student loans, are carried on the books at the lower of cost or market. The fair value of mortgage loans is estimated for the various loan portfolios based upon quoted market prices for securities backed by similar loans. Commitments to sell residential mortgages, which represent agreements to sell loans to permanent investors at a specific contractual price or yield, are valued using market prices for securities backed by similar loans and are reflected in the fair value of the mortgage loans held for sale, to the extent that these commitments relate to mortgage loans already originated. The fair value of student loans is estimated to be equal to the carrying value, as these loans are sold within a short time of their origin.

    Fair value for significant nonperforming loans is primarily based on recent internal estimates or external appraisals. Fair value for smaller nonperforming loans is not readily available through market sources as there

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Disclosures About Fair Value of Financial Instruments (Continued) are no quoted market prices. It is not practicable to estimate the fair value of these nonperforming loans because of the significant cost. These nonperforming loans were carried on the balance sheet at $23 million and $35 million at December 31, 1994 and 1993, respectively.

    The fair value estimate for bank card loans does not include the value that relates to estimated cash flows from possible future loans generated from existing cardholders over the remaining life of the portfolio.

    DEPOSIT LIABILITIES. The fair value of deposits with no stated maturity, such as noninterest-bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of December 31, 1994 and 1993. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value does not include the benefit that results from the low cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

    SHORT- AND LONG-TERM DEBT. For federal funds purchased and security repurchase agreements, commercial paper and other short-term debt, the carrying amount is a reasonable estimate of fair value because of the relatively short period of time between the origination of the instrument and its expected realization.

    The fair value of medium-term notes and underwritten senior and subordinated debt is calculated based on the discounted value of the contractual cash flows. The discount rate used is the result of the implied treasury forward rates plus a risk premium. The risk premium was the difference between the rates currently offered for newly issued notes and the treasury yield curve at December 31, 1994 and 1993.

    ACCEPTANCES AND OTHER ASSETS AND LIABILITIES. The carrying amount of financial instruments in these classifications is a reasonable estimate of fair value due to their short-term nature. These classifications are not presented in the table.

    PREFERRED STOCK. The fair value of U. S. Bancorp's preferred stock is its quoted market price.

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Disclosures About Fair Value of Financial Instruments (Continued)
    The estimated  fair  values of  U.  S. Bancorp's  financial  instruments  at
December  31,  1994  and 1993  are  presented  below. Bracketed  amounts  in the carrying value columns represent either reduction of asset accounts, liabilities, or commitments representing potential cash outflows. Bracketed amounts in the fair value columns represent estimated cash outflows required to currently settle the obligations at current market rates.

                                                                   1994                          1993
                                                       ----------------------------  ----------------------------
                                                         Carrying                      Carrying
                                                          Amount       Fair Value       Amount       Fair Value
                                                       -------------  -------------  -------------  -------------
                                                                             (In Thousands)
Financial Assets:
  Cash and short-term investments....................  $   1,928,857  $   1,928,857  $   1,560,896  $   1,560,896
  Securities and equity investments..................      2,973,156      2,917,976      3,676,436      3,716,423
  Loans held for sale................................        148,179        148,179        850,327        850,968
  Loans
    Commercial.......................................      7,434,427      7,365,382      6,893,153      6,830,301
    Real estate......................................      3,613,718      3,600,825      3,311,080      3,368,091
    Consumer.........................................      2,908,896      2,784,102      2,368,552      2,393,763
    Bank card........................................        829,077        829,077        829,818        829,818
    Allowance for credit losses......................       (305,802)            --       (270,229)            --
                                                       -------------  -------------  -------------  -------------
    Loans, net.......................................     14,480,316     14,579,386     13,132,374     13,421,973
Financial Liabilities:
  Deposits
    Noninterest-bearing deposits.....................     (4,021,659)    (4,021,659)    (3,909,617)    (3,909,617)
    Savings, NOW and interest checking...............     (3,683,649)    (3,683,649)    (3,941,710)    (3,941,710)
    Money market deposit accounts....................     (3,176,920)    (3,176,920)    (2,955,170)    (2,955,170)
    Time deposits....................................     (4,166,138)    (4,189,961)    (4,704,204)    (4,769,302)
  Federal funds purchased and security repurchase
   agreements........................................     (2,783,503)    (2,783,503)    (1,954,176)    (1,954,176)
  Commercial paper...................................       (171,454)      (171,454)      (143,140)      (143,140)
  Other short-term borrowings........................       (393,587)      (393,587)      (308,105)      (308,105)
  Long-term debt.....................................       (994,870)      (982,081)    (1,051,578)    (1,080,548)
  Preferred stock....................................       (150,000)      (141,000)      (150,000)      (156,000)
Off-Balance Sheet Financial Instruments:
    Commitments to extend credit, standby letters of
     credit and commercial letters of credit.........             --        (25,805)            --        (20,539)
    Interest rate swaps
      On-balance sheet asset.........................          1,865          5,299          4,290          6,116
      On-balance sheet liability.....................           (166)        (7,339)        (3,027)          (416)
    Financial futures contracts
      On-balance sheet asset.........................         (5,714)            --           (402)            --
      On-balance sheet liability.....................            709             --            636             --
    Foreign exchange contracts
      On-balance sheet asset.........................           (876)       (68,400)        (1,048)       (64,858)
      On-balance sheet liability.....................            684         72,144            996         60,735
    Purchased and written options
      On-balance sheet asset.........................             --          1,161            (60)         1,290
      On-balance sheet liability.....................            952         (1,288)           133            (15)
    Other off-balance sheet financial instruments
      On-balance sheet asset.........................             --             --           (848)         1,625
      On-balance sheet liability.....................             --             --             --             --

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Disclosures About Fair Value of Financial Instruments (Continued) OFF-BALANCE SHEET FINANCIAL INSTRUMENTS. The amounts shown under carrying value represent accruals, deferred gains or losses, and margin requirements arising from the related unrecognized financial instruments. Fair values for U.
S. Bancorp's off-balance sheet instruments are based on quoted market prices (futures); current settlement value (foreign exchange contracts and forwards); fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing (loan commitments); or, if there are no relevant comparables, on pricing models or formulas using current assumptions (interest rate swaps and options).

    LIMITATIONS. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of these financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates presented herein are not necessarily indicative of what U. S. Bancorp could realize in a current market exchange. In addition, the fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.
U. S. Bancorp has significant assets and liabilities that are not considered financial instruments, and they have not been incorporated into the fair value estimates. For example, U. S. Bancorp has not estimated fair value for the mortgage banking, bank card, trust or brokerage operations. Other significant assets and liabilities that are not considered financial instruments include deferred tax liabilities, premises and equipment, goodwill and other intangibles.

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. U. S. Bancorp (Parent Company Only) Summary Financial Information

BALANCE SHEET

                                                       December 31,
                                                  ----------------------
                                                     1994        1993
                                                  ----------  ----------
                                                      (In Thousands)
                                     ASSETS
        Cash....................................  $      775  $      408
        Federal funds sold......................      63,100      40,000
        Other short-term investments............           9       2,643
        Securities available for sale, at fair
         value (cost: 1994 -- $118,889; 1993 --
         $125,912)..............................     137,501     136,487
        Trading account securities..............          --      23,641
        Loans
          Banking subsidiaries..................     219,109     369,945
          Nonbank subsidiaries..................     115,766     175,086
          Other.................................      15,667      14,341
                                                  ----------  ----------
            Total loans.........................     350,542     559,372
        Investment in subsidiaries
          Banking...............................   1,947,321   1,921,965
          Nonbank...............................      39,442      52,343
        Other equity investments................      32,888      27,750
        Other assets............................     237,376     213,933
                                                  ----------  ----------
                                                  $2,808,954  $2,978,542
                                                  ----------  ----------
                                                  ----------  ----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
        Commercial paper........................  $  171,454  $  143,140
        Other short-term borrowings.............      40,000      42,200
        Other liabilities.......................     189,701     177,521
        Long-term debt..........................     630,514     797,486
                                                  ----------  ----------
        Total liabilities.......................   1,031,669   1,160,347
        Shareholders' equity....................   1,777,285   1,818,195
                                                  ----------  ----------
                                                  $2,808,954  $2,978,542
                                                  ----------  ----------
                                                  ----------  ----------

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. U. S. Bancorp (Parent Company Only) Summary Financial
Information (Continued)

STATEMENT OF INCOME

                                                  Year Ended December 31,
                                                ----------------------------
                                                  1994      1993      1992
                                                --------  --------  --------
                                                       (In Thousands)
    Revenues
    Dividends from subsidiaries
      Banking -- cash.........................  $180,032  $159,206  $170,006
      Banking -- noncash......................       250       745        --
      Nonbank -- cash.........................     1,117     4,150     4,433
      Nonbank -- noncash......................       254    23,257        --
    Interest from subsidiaries
      Banking.................................    20,127    19,228    12,521
      Nonbank.................................     8,136     9,027    14,032
    Other interest............................     6,018     6,956     6,147
    Equity investment income (loss)...........    (5,432)   26,940    15,166
    Trading account gains (losses)............    (1,379)     (473)     (311)
    Other noninterest revenues................     2,100     1,249       230
                                                --------  --------  --------
    Total revenues............................   211,223   250,285   222,224
                                                --------  --------  --------
    Expenses
    Employee compensation and benefits........    48,697    51,701    35,042
    Interest expense..........................    66,113    74,425    77,798
    Restructuring charge......................    36,589        --        --
    Other operating expenses..................    73,445    49,192    52,203
    Less intercompany charges for services....   (65,657)  (56,205)  (48,511)
                                                --------  --------  --------
    Net expenses..............................   159,187   119,113   116,532
                                                --------  --------  --------
    Income before income taxes and equity in
     undistributed income of subsidiaries and
     accounting changes.......................    52,036   131,172   105,692
    Income tax benefit........................   (41,127)  (19,371)  (23,430)
                                                --------  --------  --------
    Income before equity in undistributed
     income of subsidiaries and accounting
     changes..................................    93,163   150,543   129,122
    Equity in undistributed income (loss) of
     subsidiaries
      Banking.................................    71,068   132,175    81,767
      Nonbank (1).............................   (12,736)  (24,769)   (2,815)
    Cumulative effect of accounting changes...        --        --   (59,890)
                                                --------  --------  --------
    Net income................................  $151,495  $257,949  $148,184
                                                --------  --------  --------
                                                --------  --------  --------

- ------------------------
(1) The equity in undistributed loss of subsidiaries includes dividends paid in excess of current year earnings for certain subsidiaries.

                         U. S. BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. U. S. Bancorp (Parent Company Only) Summary Financial
Information (Continued)

STATEMENT OF CASH FLOWS

                                                     Year Ended December 31,
                                                 -------------------------------
                                                   1994       1993       1992
                                                 ---------  ---------  ---------
                                                         (In Thousands)
Operating Activities
  Net income...................................  $ 151,495  $ 257,949  $ 148,184
  Adjustments to reconcile net income to cash
   used in operating activities:
    Cumulative effect of accounting changes....         --         --     59,890
    Undistributed earnings of subsidiaries.....    (58,332)  (107,406)   (78,952)
    Noncash dividends included in undistributed
     earnings of subsidiaries..................       (504)   (24,002)        --
    Depreciation and amortization..............     28,750     20,771     15,053
    Noncash portion of restructuring charge....     21,952         --         --
    Net (gain) loss on sale of equity
     investments...............................      5,875    (28,359)   (16,288)
    Gain on sale of securities available for
     sale......................................       (124)        --         --
    Loss on sale of trading securities.........      1,379        473        311
    Net gains on sale of premises and
     equipment.................................       (218)       (96)       (14)
    Change in trading account securities.......     22,263      2,108       (460)
    Change in other assets.....................     25,039     (5,805)    (5,086)
    Change in other liabilities................    (27,961)   109,642      3,297
                                                 ---------  ---------  ---------
Net cash provided by operating activities......    169,614    225,275    125,935
                                                 ---------  ---------  ---------
Investing Activities
  Proceeds from maturities of interest-bearing
   deposits....................................     77,305     14,402    500,900
  Purchase of interest-bearing deposits........    (76,912)    (7,042)  (490,897)
  Proceeds from maturities of securities held
   to maturity.................................         --     30,450        616
  Purchase of securities held to maturity......         --    (41,016)   (10,636)
  Proceeds from sale of securities available
   for sale....................................     70,961         --         --
  Purchase of securities available for sale....    (75,301)        --         --
  Proceeds from sales of equity investments....        987     99,446     30,995
  Purchase of equity investments...............     (8,262)   (22,339)   (24,854)
  Principal collected on loans.................    377,262    387,120    410,012
  Loans made to subsidiaries and others........   (168,398)  (397,492)  (577,675)
  Equity contributed to subsidiaries...........     (9,964)   (38,764)   (81,315)
  Proceeds from sales of premises and
   equipment...................................      2,592        669         25
  Purchases of premises and equipment..........    (47,358)   (44,953)   (23,595)
  Acquisitions, net of cash and cash
   equivalents.................................         --         --    (35,490)
                                                 ---------  ---------  ---------
Net cash provided by (used in) investing
 activities....................................    142,912    (19,519)  (301,914)
                                                 ---------  ---------  ---------
Financing Activities
  Net change in short-term borrowings..........     26,114      3,426    (25,489)
  Proceeds from issuance of long-term debt.....         --    210,925    322,242
  Repayment of long-term debt..................   (167,200)  (318,500)  (204,750)
  Dividends paid...............................   (102,892)   (93,573)   (78,660)
  Proceeds from issuance of common stock.......     12,021      6,554     10,746
  Proceeds from issuance of preferred stock....         --         --    144,790
  Repurchase of common stock...................    (57,102)        --         --
                                                 ---------  ---------  ---------
Net cash provided by (used in) financing
 activities....................................   (289,059)  (191,168)   168,879
                                                 ---------  ---------  ---------
Net change in cash and cash equivalents........     23,467     14,588     (7,100)
Cash and cash equivalents at beginning of
 year..........................................     40,408     25,820     32,920
                                                 ---------  ---------  ---------
Cash and cash equivalents at end of year.......  $  63,875  $  40,408  $  25,820
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------
Supplemental disclosures:
Cash paid during the period for:
  Interest.....................................  $  69,809  $  75,143  $  78,374
  Income taxes.................................    101,050     85,452     72,031
Non-cash investing activities:
  Noncash equity contributed to subsidiaries...  $     504  $  20,208  $     833
  Transfer from securities held to maturity and
   other equity investments to securities
   available for sale..........................         --    125,912         --
  Fair value adjustment to securities available
   for sale....................................      8,037     10,575         --
  Income tax effect related to fair value
   adjustment..................................      3,344      4,300         --

                         U. S. BANCORP AND SUBSIDIARIES
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               1994                                1993
                                ----------------------------------  ----------------------------------
                                   4        3        2        1        4        3        2        1
                                -------  -------  -------  -------  -------  -------  -------  -------
                                                   (In Millions, Except Per Share)
Interest income...............   $395.7   $377.9   $361.9   $344.6   $354.9   $362.1   $362.7   $354.0
Interest expense..............    146.0    130.4    124.8    116.7    119.7    123.5    129.1    133.3
                                -------  -------  -------  -------  -------  -------  -------  -------
Net interest income...........    249.7    247.5    237.1    227.9    235.2    238.6    233.6    220.7
Provision for credit losses...     26.9     34.6     25.6     19.8     28.9     17.5     25.4     21.1
                                -------  -------  -------  -------  -------  -------  -------  -------
Net interest income after
 provision for credit
 losses.......................    222.8    212.9    211.5    208.1    206.3    221.1    208.2    199.6
Gain on sale of operations and
 loans........................      1.1     52.2      8.5      1.1      4.3       .2       .8      4.0
Other noninterest revenues....     96.1     88.1    103.4    105.6    144.2    142.0    121.4    114.9
                                -------  -------  -------  -------  -------  -------  -------  -------
Total noninterest revenues....     97.2    140.3    111.9    106.7    148.5    142.2    122.2    118.9
Restructuring charge..........       --       --       --    100.0       --       --       --       --
Other noninterest expenses....    224.5    265.8    249.6    255.4    256.8    261.6    235.4    229.0
                                -------  -------  -------  -------  -------  -------  -------  -------
Total noninterest expenses....    224.5    265.8    249.6    355.4    256.8    261.6    235.4    229.0
                                -------  -------  -------  -------  -------  -------  -------  -------
Income (loss) before income
 taxes and accounting
 changes......................     95.5     87.4     73.8    (40.6)    98.0    101.7     95.0     89.5
Provision (benefit) for income
 taxes........................     29.6     24.7     22.5    (12.2)    31.0     35.9     31.4     28.0
                                -------  -------  -------  -------  -------  -------  -------  -------
Net income (loss).............  $  65.9  $  62.7  $  51.3  $ (28.4) $  67.0  $  65.8  $  63.6  $  61.5
                                -------  -------  -------  -------  -------  -------  -------  -------
                                -------  -------  -------  -------  -------  -------  -------  -------
Per common share
  Net income (loss)...........     $.63     $.60     $.49    $(.32)    $.64     $.63     $.61     $.59
                                -------  -------  -------  -------  -------  -------  -------  -------
                                -------  -------  -------  -------  -------  -------  -------  -------
  Dividends declared..........     $.25     $.25     $.22     $.22     $.22     $.22     $.22     $.19
                                -------  -------  -------  -------  -------  -------  -------  -------
                                -------  -------  -------  -------  -------  -------  -------  -------
U. S. Bancorp common stock
  High........................  $25 7/8  $28 1/8  $28 5/8  $28 5/8  $27 1/8      $27  $28 1/8  $28 7/8
  Low.........................   22 1/8   25 1/4   24 1/2   23 1/2   22 3/4   24 3/8       22   24 1/2
  Close.......................   22 5/8   25 1/2   25 7/8   25 1/4       25   26 3/8       25   25 3/8
Average daily reported trading
 volume for the quarter.......  321,213  308,236  381,603  561,597  250,983  166,424  312,970  328,600

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III
                INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

    The information required by Item 10, Directors and Executive Officers of the Registrant, is incorporated herein by reference to U. S. Bancorp's definitive Proxy Statement dated March 13, 1995 ("Proxy Statement"), pages 1-5, under the headings "Voting Securities and Principal Shareholders" and "Proposal 1:
Election of Directors" or appears under the heading "Executive Officers of the Registrant" on pages 8-10 of this report. The information required by Item 11, Executive Compensation, is incorporated herein by reference to the Proxy Statement, pages 7-13 and 17 under the headings "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation." The information required by Item 12, Security Ownership of Certain Beneficial Owners and Management, is incorporated herein by reference to the Proxy Statement, pages 1-3 under the heading "Voting Securities and Principal Shareholders." The information required by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Proxy Statement, pages 17-18, under the heading "Transactions with U. S. Bancorp."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. and 2.
    The financial statements and supplementary data listed in the index set forth in Item 8 of this report are filed as part of this report.

    All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or related notes.

(a) 3.
    Exhibits are listed in the Exhibit Index beginning on page 75 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under Item 10, "Executive Compensation Plans and Arrangements and Other Management Contracts," in the
    Exhibit Index.

(b) Reports on Form 8-K:
    No reports on Form 8-K were filed by U. S. Bancorp during the quarter ended December 31, 1994.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        U. S. Bancorp
                                              ----------------------------------
                                                         (Registrant)

      Date:             March 13, 1995             By:        /S/  GERRY B.
      --------------------------------------               CAMERON
                                               -------------------------------
                                                       Gerry B. Cameron
                                                    Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of March, 1995.

               Signature                                  Title
- ---------------------------------------  ---------------------------------------

Principal Executive Officer and
Director:

                 /S/  GERRY B.                   Chairman of the Board,
                CAMERON                  Chief Executive Officer, and President
- ---------------------------------------
           Gerry B. Cameron

Principal Financial and Accounting
Officer:

                 /S/  STEVEN P.                 Executive Vice President
                 ERWIN                         and Chief Financial Officer
- ---------------------------------------
            Steven P. Erwin

Other Directors:

          ROGER L. BREEZLEY*                            Director
- ---------------------------------------
           Roger L. Breezley

          FRANKLIN G. DRAKE*                            Director
- ---------------------------------------
           Franklin G. Drake

           JOSHUA GREEN III*                            Director
- ---------------------------------------
           Joshua Green III

        ROBERT S. MILLER, JR.*                          Director
- ---------------------------------------
         Robert S. Miller, Jr.

           PAUL A. REDMOND*                             Director
- ---------------------------------------
            Paul A. Redmond

          N. STEWART ROGERS*                            Director
- ---------------------------------------
           N. Stewart Rogers

           ANDREW V. SMITH*                             Director
- ---------------------------------------
            Andrew V. Smith

               Signature                                  Title
- ---------------------------------------  ---------------------------------------

         BENJAMIN R. WHITELEY*                          Director
- ---------------------------------------
         Benjamin R. Whiteley

        *By              R. D.
                GEDDES
- ---------------------------------------
             R. D. Geddes
           ATTORNEY-IN-FACT

                                 EXHIBIT INDEX

 Exhibits
- -----------
       3.1   Restated Articles of Incorporation, U. S. Bancorp, as amended, incorporated by reference to
              Exhibit 19B to the registrant's quarterly report on Form 10-Q for the quarter ended March
              31, 1992.
       3.2   Articles of Amendment establishing U. S. Bancorp's 8 1/8% Cumulative Preferred Stock, Series
              A, incorporated by reference to Exhibit 19A to the registrant's quarterly report on Form
              10-Q for the quarter ended June 30, 1992.
       3.3   Bylaws, U. S. Bancorp, as amended August 18, 1994.
       4     The registrant has incurred long-term indebtedness as to which the amount involved is less than 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.
      10     EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS AND OTHER MANAGEMENT CONTRACTS
      10.1   U. S. Bancorp 1985 Stock Option and SAR Plan, as amended, incorporated by reference to
              Exhibit 10.2 to the registrant's annual report on Form 10-K for 1993.
      10.2   U. S. Bancorp Deferred Compensation Plan for Non-Employee Directors, amended and restated
              effective January 1, 1990, incorporated by reference to Exhibit (10)(C) to the registrant's annual report on Form 10-K for 1991.
      10.3   First Amendment and Restatement of the U. S. Bancorp Executive Annual Incentive Plan,
              incorporated by reference to Exhibit 10.2 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1994.
      10.4   First Amendment and Restatement of U. S. Bancorp Management Annual Incentive Plan effective
              August 9, 1994.
      10.5   U. S. Bancorp Supplemental Benefits Plan, as amended and restated effective February 17,
              1994, incorporated by reference to Exhibit 10.7 to the registrant's annual report on Form
              10-K for 1993, and as amended by the First Amendment thereto, incorporated by reference to
              Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June
              30, 1994.
      10.6   Registration Rights Agreement between U. S. Bancorp and certain shareholders of Peoples Ban
              Corporation, incorporated by reference to Exhibit 2(B) to the registrant's report on Form
              8-K dated June 16, 1987 (File No. 0-3505).
      10.7   Peoples Ban Corporation Deferred Compensation Agreement with Joshua Green III, incorporated by reference to Exhibit (10)(N) to the registrant's annual report on Form 10-K for 1987
              (File No. 0-3505).
      10.8   Description of Retirement Benefits of Joshua Green III, incorporated by reference to Exhibit
              10.6 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1993.
      10.9   Copy of resolutions of the Board of Directors of U. S. Bancorp adopted February 17, 1994, relating to the Executive Committee of U. S. Bancorp, incorporated by reference to Exhibit
              10.12 to the registrant's annual report on Form 10-K for 1993.
      10.10  Form of Director Indemnification Agreement entered into between U. S. Bancorp and Messrs.
              Breezley, Cameron, Drake, Green, Miller, Redmond, Rogers, Smith and Whiteley, incorporated by reference to Exhibit 19 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1988.
      10.11  Second Amendment and Restatement of U. S. Bancorp 1990 Non-Employee Director Stock Option
              Plan, incorporated by reference to Exhibit 10.2 to the registrant's quarterly report on Form
              10-Q for the quarter ended June 30, 1993, and as amended by the First Amendment thereto, incorporated by reference to Exhibit 10.2 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1994.

      10.12  First Restatement of U. S. Bancorp 1991 Executive Deferred Compensation Plan as amended effective December 15, 1992, incorporated by reference to Exhibit (10)(P) to the registrant's annual report on Form 10-K for 1992.
      10.13  Change in Control Agreement with Mr. Cameron dated August 19, 1993, as amended by resolution of the Board of Directors of U.S. Bancorp adopted June 16, 1994.
      10.14  Form of Change in Control Agreement with certain other executive officers of the registrant, including Messrs. Duim, Eskildsen, Hatfield and Sznewajs, incorporated by reference to
              Exhibit 19B to the registrant's quarterly report on Form 10-Q for the quarter ended
              September 30, 1991.
      10.15  U. S. Bancorp Deferred Compensation Trust Agreement effective January 1, 1990, incorporated by reference to Exhibit (10)(U) to the registrant's annual report on Form 10-K for 1991.
      10.16  U. S. Bancorp 1993 Non-Employee Director Stock Option Plan, incorporated by reference to
              Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June
              30, 1993.
      10.17  U. S. Bancorp 1993 Stock Incentive Plan, as amended and restated November 17, 1994.
      10.18  Description of health insurance premium reimbursement plan for U. S. Bancorp directors.
      12.1   U. S. Bancorp and Subsidiaries--Computation of Ratios of Consolidated Earnings to Fixed
              Charges.
      12.2   U. S. Bancorp and Subsidiaries--Capital Ratios.
      12.3   U. S. Bancorp and Subsidiaries--Computation of Ratios on a Before Accounting Change Basis.
      21     Subsidiaries of the registrant.
      23     Independent Auditors' Consent.
      24     Power of attorney of certain officers and directors.
      27     Financial Data Schedule