Form 10-Q
period 1995-03-31
US BANCORP /OR/
filed 1995-05-15
CIK 101542

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

________________________________________________________________________

                                FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE
                              ACT OF 1934

             For the Quarterly Period Ended March 31, 1995

                       Commission File No. 0-3505


                             U. S. BANCORP
         (Exact name of registrant as specified in its charter)


             Oregon                                  93-0571730
 (State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)
                                                        97204
     111 S.W. Fifth Avenue                           (Zip Code)
       Portland, Oregon
(Address of principal executive offices)

                              (503) 275-6111

         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X            No

Number of shares of Common Stock, par value $5, outstanding at May 1, 1995: 98,202,805 shares.

                         U. S. BANCORP

                             INDEX


Part I - Financial Information                                    Page
                                                                    ----
     Item 1.  Financial Statements

          Consolidated Balance Sheet -
               March 31, 1995, December 31, 1994
               and March 31, 1995...................................   3

          Consolidated  Statement of Income - First Quarter
               Ended March 31, 1995 and 1994........................   5

          Consolidated Statement of Cash Flows -
               First Quarter Ended March 31, 1995 and 1994..........   7

          Consolidated Statement of Changes in Shareholders'
               Equity - First Quarter Ended March 31, 1995
               and 1994............................................    9

          Notes to Financial Statements............................    9

     Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations..............   11

Part II - Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders...  27

     Item 5.  Other Information.....................................  27

     Item 6.  Exhibits and Reports on Form 8-K......................  28

Signatures..........................................................  29

Exhibit Index.......................................................  30

Part 1 - Financial Information
- ------------------------------
Item 1.  Financial Statements



                      U.S. BANCORP AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                                                  March 31,    December 31,     March 31,
In Thousands                                        1995           1994            1994
- ------------                                      ---------    ------------    -----------
ASSETS
Cash and due from banks                         $ 1,276,957     $ 1,488,743    $ 1,250,552
Interest-bearing deposits with banks
 and other short-term investments                     7,538          10,748         27,682
Federal funds sold and security resell
 agreements                                          99,719         429,366        346,875
Trading account securities                          158,194         137,194        219,387
Loans held for sale                                 376,162         148,179        484,770
Securities available for sale, at fair
 value (cost:  $1,287,195; $1,411,764;
 $1,586,386)                                      1,271,550       1,369,437      1,584,510
Securities held to maturity, at amortized
 cost (fair value:  $1,313,482; $1,342,638;
 $1,725,187)                                      1,340,175       1,404,835      1,720,482
Loans and lease financing, net of
 unearned income
   Commercial                                     7,669,824       7,384,593      6,809,732
   Real estate construction                         706,715         667,177        692,225
   Real estate mortgage                           2,964,519       2,946,541      2,608,239
   Consumer                                       3,408,355       3,737,973      3,251,998
   Lease financing                                  830,480         819,599        739,503
   Foreign                                           87,869          49,834         93,100
                                                 ----------      ----------     ----------
Total loans and lease financing                  15,667,762      15,605,717     14,194,797
Allowance for credit losses                        (307,088)       (305,802)      (270,938)
Net loans and lease financing                    15,360,674      15,299,915     13,923,859
Premises, furniture and equipment                   536,090         544,701        552,951
Other real estate and equipment owned                24,225          22,676         35,085
Customers' liability on acceptances                 293,214         225,229        202,191
Other assets                                        694,472         735,386        723,071
                                                 ----------      ----------     ----------
                                                $21,438,970     $21,816,409    $21,071,415
                                                 ==========      ==========     ==========


See Notes to Financial Statements.

                      U.S. BANCORP AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET
                               (Continued)

                                                     March 31,    December 31,  March 31,
In Thousands                                           1995           1994        1994
- ------------                                         ---------    ------------  ---------
LIABILITIES
Deposits:
 Noninterest-bearing deposits                       $ 3,724,063  $ 4,021,659 $ 3,710,066
 NOW accounts and interest checking                   1,983,065    2,071,293   1,811,586
 Savings                                              1,493,318    1,612,356   2,154,876
 Money market deposit accounts                        3,303,870    3,176,920   2,987,256
 Time deposits                                        3,723,105    3,514,942   3,967,747
 Time - $100,000 or more                                594,513      651,196     553,601
                                                     ----------   ----------  ----------
                                                     14,821,934   15,048,366  15,185,132
                                                     ----------   ----------  ----------
Federal funds purchased and security
 repurchase agreements                                2,175,854    2,783,503   1,822,791
Commercial paper                                        177,599      171,454     256,013
Other short-term borrowings                             837,389      393,587     303,973
Long-term debt                                          852,664      994,870   1,125,088
Accrued income taxes                                     87,775       47,245      73,478
Acceptances outstanding                                 293,214      225,229     202,191
Other liabilities                                       361,626      374,870     351,022
                                                     ----------   ----------  ----------
 Total liabilities                                   19,608,055   20,039,124  19,319,688
                                                     ----------   ----------  ----------

SHAREHOLDERS' EQUITY
 Preferred stock                                        150,000      150,000     150,000
 Common stock                                           490,778      490,690     499,560
 Capital surplus                                        350,216      350,612     390,384
 Retained earnings                                      850,896      811,808     713,540
 Net unrealized gain (loss) on
   securities available for sale,
   net of tax                                           (10,975)     (25,825)     (1,757)
                                                     ----------   ----------  ----------
 Total shareholders' equity                           1,830,915    1,777,285   1,751,727
                                                     ----------   ----------  ----------
                                                    $21,438,970  $21,816,409 $21,071,415
                                                     ==========   ==========  ==========

See Notes to Financial Statements.

                      U.S. BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF INCOME

                                                                    First Quarter Ended
                                                                         March 31,
In Thousands,                                                       -------------------
Except Per Share Data                                                1995         1994
- ---------------------                                              -------      -------
INTEREST INCOME
Loans and lease financing
 including fees                                                    $363,172    $282,866
Securities available for sale                                        18,138      21,021
Securities held to maturity                                          21,352      25,400
Loans held for sale                                                   3,178      10,813
Trading account securities                                            2,077       2,148
Interest-bearing deposits and
 other short-term investments                                         2,667       2,288
                                                                    -------     -------
Total interest income                                               410,584     344,536
                                                                    -------     -------

INTEREST EXPENSE
Deposits                                                            104,233      80,974
Short-term borrowings                                                43,722      17,882
Long-term debt                                                       15,317      17,838
                                                                    -------     -------
Total interest expense                                              163,272     116,694
                                                                    -------     -------

NET INTEREST INCOME                                                 247,312     227,842
Provision for credit losses                                          20,414      19,754
                                                                    -------     -------

Net interest income after
 provision for credit losses                                        226,898     208,088
                                                                    -------     -------

NONINTEREST REVENUES
Service charges on deposit accounts                                  38,012      36,332
Bank card revenue, net                                               14,437      14,088
Trust and investment management                                      12,428      11,883
Exchange fees                                                         8,046       6,932
Insurance revenue                                                     3,473       5,172
Other operating revenue                                              18,191      20,256
Credit reporting revenue                                                  -       4,957
Mortgage banking income, net                                          1,314       8,149
Equity investment income (loss)                                       2,276      (1,423)
Gain on sale of securities
 available for sale                                                      35         324
                                                                    -------     -------
Total noninterest revenues                                         $ 98,212    $106,670
                                                                    -------     -------

See Notes to Financial Statements.

                      U.S. BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF INCOME
                               (Continued)


                                                       First Quarter Ended
                                                             March 31,
In Thousands,                                          -------------------
Except Per Share Data                                    1995       1994
- ---------------------                                  -------     -------
NONINTEREST EXPENSES
Employee compensation and
 benefits                                              $107,459   $130,090
Net occupancy expense                                    15,938     16,332
Equipment rentals, depreciation
 and maintenance                                         23,408     24,786
Stationery, supplies and
 postage                                                 11,469     11,559
Regulatory agency fees                                    9,765     10,027
Telecommunications                                        6,170      7,176
Amortization of intangibles                               4,600      4,872
Other operating expense                                  45,735     50,580
Restructuring charge                                          -    100,000
                                                        -------    -------

Total noninterest expenses                              224,544    355,422
                                                        -------    -------

Income (loss) before income taxes                       100,566    (40,664)
Provision (benefit) for income taxes                     34,018    (12,199)
                                                        -------    -------
Net income (loss)                                      $ 66,548   $(28,465)
                                                        =======    =======

Net income (loss) applicable to
 common shareholders                                    $63,501   $(31,512)
Per common share:
 Net income (loss)                                         $.65      $(.32)
 Cash dividends declared                                    .25        .22

Average number of common
 shares outstanding                                      98,152     99,730

See Notes to Financial Statements.

                      U.S. BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          First Quarter Ended
                                                                March 31,
                                                          -------------------
In Thousands                                                1995        1994
- ------------                                              -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                    $    66,548   $  (28,465)
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
     Depreciation, amortization and accretion              21,662       23,583
     Provision for credit losses                           20,414       19,754
     Noncash portion of restructuring charge                    -      (99,553)
     Equity investment (income) loss                       (2,180)       1,187
     Gain on sales of securities available for sale           (35)        (324)
     Gain on sales of trading securities                   (4,107)      (1,702)
     Net gain on sales of loans and property               (2,430)      (5,205)
     Net loss on sales of mortgage loan servicing
      rights                                                    -         (362)
     Change in loans held for sale                       (227,037)     367,014
     Change in trading account securities                 (16,572)      (8,774)
     Change in deferred loan fees, net of amortization      1,770          130
     Change in accrued interest receivable                  3,176        5,258
     Change in accrued interest payable                    10,188        3,873
     Change in other assets and liabilities, net           43,482       62,917
                                                       ----------    ---------
Net cash provided by (used in) operating activities       (85,121)     339,331
                                                       ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of interest-earning
      deposits of nonbank subsidiaries                      2,601          741
     Purchase of interest-earning deposits by
      nonbank subsidiaries                                 (1,967)      (2,622)
     Net increase in investments in interest-
      earning deposits by banking subsidiaries                (74)     (13,421)
     Proceeds from maturities of securities
      held to maturity                                     64,108      255,799
     Purchase of securities held to maturity                    -     (184,771)
     Proceeds from maturities of securities available
      for sale                                            120,244       49,014
     Purchase of securities available for sale            (98,329)    (151,130)
     Proceeds from sale of securities available for sale   93,230      107,415
     Proceeds from sales of equity investments                990            -
     Purchase of equity investments                        (7,498)      (1,331)
     Principal collected on loans by nonbank subsidiaries 185,345      532,250
     Loans made to customers by nonbank subsidiaries     (199,026)    (492,632)
     Net increase in loans by banking subsidiaries        (76,795)     (96,778)
     Proceeds from sales of loans                           3,226       10,540
     Proceeds from sales of premises and equipment          1,677          904
     Purchase of premises and equipment                   (12,381)     (36,279)
     Proceeds from sales of foreclosed assets              10,781        5,773
     Proceeds from sales of mortgage loan servicing rights      -       24,303
     Purchase of mortgage loan servicing rights                 -       (1,000)
     Acquisitions/dispositions, net of cash and cash
      equivalents                                          11,389            -
                                                       ----------    ---------
Net cash provided by investing activities                  97,521        6,775
                                                       ----------    ---------

See Notes to Financial Statements.

                      U.S. BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Continued)

                                                     First Quarter Ended
                                                          March 31,
                                                 --------------------------
In Thousands                                         1995          1994
- ------------                                       --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                      $ (225,767)    $(325,557)
     Net change in short-term borrowings           (372,705)      (22,645)
     Proceeds from issuance of long-term debt       151,931       119,013
     Repayment of long-term debt                    (79,171)      (45,578)
     Proceeds from issuance of stock                  1,814         5,135
     Common stock repurchased                        (2,352)             -
     Dividends paid                                 (27,583)      (24,929)
                                                   ---------     ---------
Net cash used in financing activities              (553,833)     (294,561)
                                                   ---------     ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS            (541,433)        51,545
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    1,918,109      1,545,882
                                                   ---------     ---------
CASH AND CASH EQUIVALENTS AT PERIOD END          $1,376,676     $1,597,427
                                                   =========     =========

Supplemental disclosures:
Cash paid during the period for:
 Interest                                          $153,100       $112,821
 Income taxes                                         2,044         18,200
Non-cash investing activities:
 Transfer from loans to loans held for sale         236,128              -
 Transfer from loans to other real estate owned      11,915          5,007
 Transfer of investments from available for sale to
     held to maturity                                      -        56,262
 Fair value adjustment to securities available for
     sale                                           (26,655)        31,911
 Income tax effect related to fair value adjustment  (8,561)        12,560

See Notes to Financial Statements.

                      U.S. BANCORP AND SUBSIDIARIES

        CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                 First Quarter Ended
                                                                      March 31,
                                                              --------------------------
In Thousands                                                     1995           1994
- ------------                                                   ---------      ---------
Shareholders' equity at beginning of period                   $1,777,285     $1,818,195
Net income                                                        66,548        (28,465)
Common dividends declared                                        (24,536)       (21,974)
Common stock repurchased for employee benefit plans               (2,352)             -
Preferred dividends declared                                      (3,047)        (3,047)
Stock options exercised, dividends reinvested and
 other transactions                                                2,167          6,899
Adjustment of available for sale securities to market value,
 net of deferred taxes                                            14,850        (19,881)
                                                               ---------      ---------
Shareholders' equity at end of period                         $1,830,915     $1,751,727
                                                               =========      =========

NOTES TO FINANCIAL STATEMENTS

1.   Principles of Consolidation

     The consolidated financial statements of U.S. Bancorp include the accounts of U.S. Bancorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprised of normal recurring accruals) necessary for a fair presentation of the interim financial statements have been included. A summary of U.S. Bancorp's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in U.S. Bancorp's 1994 Form 10-K.

     The major banking subsidiaries of U.S. Bancorp include United States National Bank of Oregon, U.S. Bank of Washington, N.A., U.S. Bank of California, U.S. Bank of Nevada and U.S. Bank of Idaho, N.A.

2.   Commitments and Contingent Liabilities

     In the normal course of business there are various commitments and contingent liabilities to extend credit and guarantees, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions. Such commitments and contingent liabilities include commitments to extend credit of $11.5 billion and $14.0 billion and standby letters of credit of $735 million and $676 million at March 31, 1995 and December 31, 1994, respectively.

3.   Recently Issued Accounting Pronouncements

     Effective January 1, 1995, U. S. Bancorp adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118. These statements address the disclosure requirements and allocations of the allowance for credit losses for certain impaired loans. A loan within the scope of these statements is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.

     When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such case, the current fair value of the collateral, reduced by costs to sell, is used. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for credit losses.

     When a loan is identified as impaired, interest accrued but not received is reversed against interest income. Subsequent cash recorded by U. S. Bancorp related to impaired loans is generally applied to reduce the principal balance, with only insignificant amounts of cash receipts recognized as interest income.

     At March 31, 1995, U. S. Bancorp's recorded investment in loans for which an impairment has been recognized under the guidance of SFAS No. 114 totaled $156.0 million. Included in this amount is $10.7 million of impaired loans for which the related allowance is $6.1 million.
     The balance of the allowance for credit losses in excess of these specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's quarterly analysis of the allowance. The average investment in impaired loans was approximately $166 million during the first quarter of 1995.

4.   Acquisitions and Divestitures

     On May 8, 1995, U. S. Bancorp announced the signing of a definitive agreement to merge, under the U. S. Bancorp name, with West One Bancorp, a bank holding company headquartered in Boise, Idaho with $8.7 billion in assets at March 31, 1995. Under the terms of the agreement, each share of West One Bancorp common stock will be exchanged for 1.47 shares of U. S. Bancorp common stock. The merger is expected to be completed by year-end 1995, subject to shareholder and regulatory approval.

     In April 1995, U. S. Bancorp sold its AAA credit card portfolio totaling approximately $236 million and entered into a joint marketing arrangement with Mellon Bank to market financial services to AAA club members. In anticipation of this sale, the credit card portfolio loan balances were reclassified to loans held for sale at March 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
- ------------

The focus of the following discussion is on U.S. Bancorp's financial condition, changes in financial condition and results of operations. It is a supplement to the consolidated financial statements and footnotes that are presented elsewhere, and should be read in conjunction therewith.

SELECTED FINANCIAL DATA
- -----------------------

                                                 First Quarter Ended
                                                      March 31,
Dollars in Millions,                             -------------------  Percent
Except Per Share                                   1995      1994     Change
- --------------------                              -------   -------  -------
Net interest income                                $247.3    $227.8      9 %
Provision for credit losses                          20.4      19.8      3
Net income (loss)                                    66.5     (28.5)   N/M

PER COMMON SHARE
Net income (loss)                                     $.65    $(.32)   N/M
Dividends declared                                     .25      .22     14
Book value (period-end)                              17.13    16.03      7

PERIOD-END BALANCES
Assets                                             $21,439  $21,071      2
Interest-earning assets                             18,921   18,579      2
Loans and lease financing                           15,668   14,195     10
Deposits                                            14,822   15,185     (2)
Long-term debt                                         853    1,125    (24)
Common shareholders' equity                          1,681    1,602      5
Preferred stock                                        150      150      -
Full-time equivalent employees                       9,780   12,633    (23)

AVERAGE BALANCES
Average assets                                     $21,319  $21,072      1
Interest-earning assets                             18,879   18,564      2
Loans and lease financing                           15,718   14,108     11
Deposits                                            14,880   15,263     (3)
Average common shareholders'
 equity                                              1,642    1,674     (2)

SELECTED RATIOS
Return on average common
 equity                                              15.68%   (7.64)%
Return on average assets                              1.27     (.55)
Overhead ratio                                       63.60   103.70
Net interest margin                                   5.45     5.14
Leverage ratio                                        7.96     7.47
Risk-based capital ratios
 Tier 1 capital                                       8.36     8.46
 Total capital                                       11.19    11.42

N/M  Not Meaningful

RESULTS OF OPERATIONS
- ---------------------

OVERVIEW
- --------

For the first quarter of 1995, net income was $66.5 million compared with a net loss of $28.5 million in the first quarter of 1994. The results for the first quarter of 1994 included the impact of a $100 million pretax restructuring charge. Operating income, as defined and presented in the following table below, increased significantly over the same period a year ago, as a result of the restructuring initiatives started in March of 1994. In the highlights below, comparison is with the first quarter 1994 unless otherwise noted; first quarter 1994 information below is prior to the $100 million restructuring charge, net of tax:

- -    Net income of $66 million, or $.65 per share, increased 65 percent
     from $40 million,   or $.37 per share.

- -    Return on average assets and return on average common equity rose to
     1.27 percent and 15.68 percent, respectively, from .77 percent and 9.00 percent.

- -    Operating income (income before the provision for credit losses, items determined to be noncore or nonrecurring, and income taxes) totaled $129 million, representing a 48 percent increase over first quarter 1994 operating income.

- -    The ratio of nonperforming assets to loans and foreclosed property improved to 1.16 percent from 1.81 percent.

- -    Noninterest expenses declined to $225 million from $255 million, representing an annualized reduction in noninterest expenses of $120 million.

The table below presents U.S. Bancorp's major income and expense components for the three month periods. A discussion of the major changes in each key component follows.

                                                First Quarter Ended
                                                      March 31,
Dollars in Thousands,                           -------------------   Percent
Except Per Share                                  1995       1994     Change
- --------------------                             -------   -------   -------
Net interest income (1)                         $254,827 $ 236,080        8 %
Noninterest revenues                              95,428   106,204      (10)
Noninterest expenses                             221,695   255,172      (13)
                                                 -------  --------
Operating income (1)                             128,560    87,112       48
Provision for credit losses                       20,414    19,754        3
OREO write-downs                                      93       250      (63)
                                                 -------  --------
                                                 108,053    67,108       61
Equity investment income (loss)                    2,276    (1,423)
Gain on sale of operations and loans                 473     1,080
Gain on sale of securities available for sale         35       324
Nonrecurring noninterest revenue items                 -       485
Restructuring charge                                   -  (100,000)
Nonrecurring noninterest expense items            (2,756)        -
                                                 -------  --------
Income before income taxes (1)                   108,081   (32,426)     N/M
Less tax-equivalent adjustment included above      7,515     8,238
Provision for income taxes                        34,018   (12,199)
                                                 -------   -------
Net income                                      $ 66,548  $(28,465)     N/M
                                                 =======  ========

(1)  Tax-equivalent basis
N/M  Not Meaningful

NET INTEREST INCOME - TAX-EQUIVALENT BASIS
- ------------------------------------------

Net interest income, the principal source of U. S. Bancorp's operating income, includes interest income and fees generated by interest-earning assets, primarily loans and investment securities, less interest expense on interest-bearing liabilities, primarily deposits, purchased funds and short- and long-term debt. Net interest income is affected by the volume, interest rates and relative mix of both earning assets and interest-bearing and noninterest-bearing liabilities.

                                                                Net
Analysis of Net Interest Income          Interest  Interest  Interest
(In Millions)                             Income    Expense   Income
- -------------------------------          --------  --------  --------
First quarter 1994 as reported             $352.8    $116.7    $236.1
Increase due to:
 Changes in balances                          5.7       1.8       3.9
 Changes in rates                            59.6      44.8      14.8
                                            -----     -----     -----
First quarter 1995 as reported             $418.1    $163.3    $254.8
                                            =====     =====     =====

On a tax-equivalent basis, net interest income was $254.8 million in the first quarter of 1995, an increase of $18.7 million, or eight percent, from first quarter 1994. The increase was primarily attributed to the increase in earning assets and an increase in the net interest margin. Average earning assets in the first quarter of 1995 totaled $18.9 billion, an increase of $315 million, or two percent, from the first quarter of 1994. Average commercial loans increased $742 million, or 11 percent, average consumer loans increased $461 million, or 14 percent, and average real estate mortgage loans increased $361 million, or 14 percent, over the first quarter of 1994. These increases in loans were partially offset by a $447 million decline in average loans held for sale and a $685 million decrease in average investment securities. The decline in loans held for sale related to sale of a substantial portion of the mortgage loan origination offices of the mortgage subsidiary in mid-1994.

Average interest-bearing liabilities in the first quarter of 1995 totaled $15.2 billion, an increase of $224 million, or one percent, from the first quarter of 1994. Average interest-bearing deposits declined $351 million to $11.27 billion in the first quarter of 1995. Average savings, NOW and interest checking accounts decreased $405 million in the first quarter of 1995 compared with the first quarter of 1994, and average time deposits decreased $216 million. These decreases were partially offset by an increase in average money market accounts of $270 million in the first quarter of 1995.

Average long-term debt decreased $26 million in 1995 compared with the first quarter of 1994. Offsetting the decrease in average interest-bearing deposits and long-term debt were increases in average short-term borrowings, including federal funds purchased and security repurchase agreements, of $601 million, and an increase in average noninterest-bearing deposits of $86 million in the first quarter of 1995.

The net interest margin on interest-earning assets increased 31 basis points to 5.45 percent in 1995, as compared with the first quarter of 1994. The increase in the net interest margin was primarily due to a higher earning asset yield, mainly related to higher yields earned on variable rate commercial loans. The higher earning asset yield reflected the increase in interest rates in the financial markets in 1995 compared with the first quarter of 1994.

The average cost of interest-bearing liabilities increased 120 basis points as rates paid for deposits and the cost of short-term borrowings increased in the first quarter of 1995 compared with the first quarter of 1994. The increase in the cost of interest-bearing liabilities in 1995 was partially offset by the higher value of noninterest-bearing sources of funds in a rising rate environment.

                                                        First Quarter Ended
                                                             March 31,
Net Interest Margin Analysis                            --------------------
(Tax-equivalent Basis)                                    1995       1994
- ----------------------------                             -------    -------
Average rate earned on interest
 earning assets                                            8.95%      7.68%
Average rate paid on interest-bearing
 liabilities                                               4.34       3.14
                                                           ----       ----
Rate spread                                                4.61%      4.54%
                                                           ----       ----
Net interest margin                                        5.45%      5.14%
                                                           ====       ====

NONINTEREST REVENUES
- --------------------

Noninterest revenues increased one percent in the first quarter of 1995 compared with the first quarter of 1994, excluding revenues associated with activities affected by divestiture and other revenues identified below. The principle components of noninterest revenue are shown in the table below.

                                                   First Quarter Ended
                                                        March 31,
                                                   -------------------  Percent
Dollars In Thousands                                 1995      1994     Change
- ------------                                        -------   -------  -------
Service charges on deposit
 accounts                                           $38,012  $ 36,332       5%
Bank card revenue                                    14,437    14,088       2
Trust and investment
 management                                          12,428    11,883       5
Exchange fees                                         8,046     6,932      16
Insurance revenue                                     3,473     5,172     (33)
ATM revenue                                           4,374     4,585      (5)
Brokerage and other
 commissions                                          1,836     3,200     (43)
Trading account                                       4,110     1,702     141
All other                                             7,398     9,327     (21)
                                                     ------   -------
                                                     94,114    93,221       1

Activities affected by divestitures:
 Mortgage banking income, net                         1,314     8,026     (84)
 Credit reporting revenue                                 -     4,957    (100)
                                                     ------   -------
                                                      1,314    12,983     (90)
                                                     ------   -------
                                                     95,428   106,204     (10)
Gain on sale of operations and loans                    473     1,080
Equity investment income (loss)                       2,276    (1,423)
Gain on sale of securities available for sale            35       324
Nonrecurring noninterest revenue items                    -       485
                                                     ------   -------
                                                      2,784       466
                                                     ------   -------
 Total noninterest revenues                         $98,212  $106,670      (8)%
                                                     ======   =======    ====

The five percent increase in service charges on deposit accounts was attributed to changes in the NSF and overdraft fee structure at the end of the first quarter 1994.

Trust and investment management fees increased five percent in the first quarter of 1995 compared with the first quarter of 1994 and primarily reflected an increase in revenue received from the management of
employee benefit plan assets.   Exchange fees increased 16 percent,
reflecting higher fees for several exchange services provided.

Revenues from insurance and securities brokerage related products decreased in the first quarter of 1995 compared with the first quarter of 1994 as sales volumes of annuities and securities declined, the result of recent volatility in the financial markets. Trading account revenues increased in the first quarter of 1995 to $4.1 million from $1.7 million in the first quarter of 1994. Trading revenues in 1994 included losses due to unfavorable market conditions for collateralized mortgage obligations.

Activities affected by divestitures relate to the sale in mid-1994 of 50 mortgage loan orgination offices of the mortgage subsidiary and the sale of
U. S. Bancorp's credit reporting subsidiary at year-end 1994.

Equity investment income (loss) consisted primarily of market value adjustments of equity investment in public companies and, on a smaller scale, in venture capital investments in non-public companies.

In the first quarter of 1995, two bank branches were sold for a gain of $473,000. The results for the first quarter of 1994 included gains on sale of loans of $1.1 million, primarily available for sale consumer loans. Nonrecurring noninterest revenue items in 1994 were gains on sale of mortgage servicing rights, net of accelerated amortization of related intangibles.

NONINTEREST EXPENSES
- --------------------

First quarter 1995 noninterest expenses, excluding the restructure charge and other expenses identified in the table below, decreased $33.5 million, or 13 percent, from the first quarter 1994.

The principle components of noninterest expense are shown in the table below.

                                                   First Quarter Ended
                                                         March 31,
                                                   ------------------- Percent
Dollars In Thousands                              1995        1994     Change
- ------------                                      -------    -------   -------
Employee compensation
 and benefits                                    $107,459   $130,090    (17)%
Net occupancy expense                              15,938     16,332     (2)
Equipment rentals,
 depreciation and
 maintenance                                       23,408     24,786     (6)
Regulatory agency fees                              9,765     10,027     (3)
Telecommunications                                  6,170      7,176    (14)
Amortization of intangibles                         4,600      4,872     (6)
Contract personnel                                  2,139      4,127    (48)
Legal and accounting                                2,647      2,744     (4)
Marketing and advertising                           7,015      4,922     43
Other taxes and licenses                            2,869      2,700      6
Stationery, supplies and
 postage                                           11,469     11,559     (1)
Travel                                              1,518      3,378    (55)
All other                                          26,698     32,459    (18)
                                                  -------    -------
                                                  221,695    255,172    (13)
Restructuring charge                                    -    100,000
Loss on sale of premises                            2,756          -
OREO write-downs                                       93        250
                                                  -------    -------
Total noninterest expenses                       $224,544   $355,422    (37)%
                                                  =======    =======    ===

Employee compensation and benefits decreased 17 percent, or $22.6 million, from $130.1 million in the first quarter of 1994 to $107.4 million in 1995. This reduction primarily reflected the decrease in FTE employees to 9,780 at March 31, 1995 from 12,633 at March 31, 1994. Approximately $15 million of the decrease is the result of business divestitures, and the balance was related to the various staff reduction programs initiated in 1994.

Noninterest expenses decreased in most categories of expense in addition to compensation and benefits in 1995, the result of cost reduction efforts and the divestiture of the majority of the mortgage loan origination offices of
U. S. Bancorp's mortgage banking subsidiary in August of 1994, and the sale of the credit reporting subsidiary at year-end 1994.

Marketing and advertising increased $2.1 million to $7.0 million in the first quarter of 1995 due to new product introductions in 1995. The consolidation of bank card processing led to a loss on sale of premises of $2.8 million in the first quarter of 1995.

The overhead ratio (defined as noninterest expenses as a percentage of tax-equivalent net interest income and noninterest revenues) decreased to 63.6 percent from 74.6 percent in the first quarter of 1994 (excluding the impact of the restructuring charge).

In first quarter 1994, a $100 million restructuring charge was recorded related to a comprehensive program designed to allow U. S. Bancorp to become an even more efficient, competitive and customer-focused financial institution. The program included staff reductions accomplished through an early retirement opportunity for certain employees, other severance programs and attrition, divestiture of noncore activities, and the consolidation and integration of certain operations and facilities that no longer fit U. S. Bancorp's corporate objectives or the needs of its regional customers. The program was completed by the end of the first quarter of 1995.

As of March 31, 1995, $10.6 million of the restructuring charge remained in other liabilities which represented $6.4 million of severance pay related to staff reductions that were initiated in 1994, $3.0 million related to the consolidation and integration of facilities in process, and $1.2 million related to other cost reduction actions during 1994. At December 31, 1994, $48.8 million of employee benefit plan liabilities related to the enhanced retirement programs were also included in other liabilities, and will be funded over a 10 to 15 year period as contributions are made to the benefit plans.

INCOME TAXES
- ------------

The effective tax rates for the three months ended March 31, 1995 and 1994 were 33.8 and 30.0 percent, respectively. The increase in the effective tax rate mainly was due to the higher level of earnings in 1995 leading to a corresponding decrease in the proportion of tax-exempt income in 1995 compared with 1994.

FINANCIAL CONDITION
- -------------------

SECURITIES PORTFOLIOS
- ---------------------

Securities available for sale totaled $1.27 billion at March 31, 1995 compared with $1.37 billion at December 31, 1994. Maturities of U. S. Government agency securities and collateralized mortgage obligations accounted for the decline. Securities held to maturity totaled $1.34 billion at March 31, 1995, compared with $1.40 billion at December 31, 1994. Maturities of collateralized mortgage obligations and other asset-backed securities accounted for the majority of the decrease.

LOAN PORTFOLIO
- --------------

Loans in most categories increased at March 31, 1995 from the totals outstanding at December 31, 1994. On a linked quarter basis, average total loans increased at an annualized rate of 8 percent over the fourth quarter of 1994. Commercial loans, the largest category, increased at an annualized rate of 14 percent. In anticipation of the sale of U. S. Bancorp's AAA affinity credit card receivables in April 1995, consumer loans totaling $236 million were reclassified to loans held for sale at March 31, 1995.

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

                                                  March 31,     December 31,
Commercial Loan Distribution                        1995            1994
- ----------------------------                      ---------     ------------
Manufacturing                                        17.1%          17.3%
Retail                                               12.7           11.0
Service                                              11.9           11.4
Wholesale                                            10.6           10.7
Forest products                                       7.7            8.2
Agricultural                                          7.6            8.3
Brokers, dealers and insurance                        5.5            5.8
Transportation                                        4.4            4.4
Financial, nonbank                                    4.4            4.7
Contractors                                           4.2            4.2
Other                                                13.9           14.0
                                                   -----          -----
                                                   100.0%         100.0%
                                                   =====          =====

Real estate mortgage loans increased $18 million to $2.96 billion at March 31, 1995 from December 31, 1994, primarily due to an increase in one-to-four family residential real estate mortgage loans. This increase reflected the continued growth of this portfolio due to expansion of the Home Partner loan program in 1994. This program provides flexible guidelines and down payment options for first-time and low-to-moderate income borrowers.

The majority of U. S. Bancorp's real estate mortgage loans outstanding are collateralized by properties located in the Pacific Northwest and Northern California. U. S. Bancorp closely monitors the composition of its real estate portfolio through prudent underwriting criteria and by monitoring loan concentrations by geographic region and property type. An analysis of the real estate portfolio is presented in the tables below (in millions):


Real Estate Loans Outstanding
March 31, 1995                           Residential  Commercial   Total
- -----------------------------            -----------  ----------   -----
Real estate construction                   $  225.1    $  481.6   $  706.7
Real estate mortgage                        1,113.4     1,851.1    2,964.5
                                            -------     -------    -------
                                           $1,338.5    $2,332.7   $3,671.2
                                            =======     =======    =======

Real Estate Loans Outstanding
Concentrations by State
and Type of Collateral
March 31, 1995                    Washington   Oregon   California   Other    Total
- -----------------------------     ----------   ------   ----------   -----   -------
Residential                        $  466.4    $259.1      $494.2   $118.9  $1,338.6
Commercial
 Apartment/Condominium                208.0      80.0        75.0     44.8     407.8
 Office                               231.7     144.5        47.0     27.2     450.4
 Retail                                58.8      39.8         1.4      9.4     109.4
 Hotel/Motel                          180.8     157.9        84.0     51.1     473.8
 Land                                  29.2      10.2        27.8     14.8      82.0
 Other                                306.1     266.6       145.8     90.7     809.2
                                    -------     -----       -----    -----   -------
   Total Commercial                 1,014.6     699.0       381.0    238.0   2,332.6
                                    -------     -----       -----    -----   -------
Total                              $1,481.0    $958.1      $875.2   $356.9  $3,671.2
                                    =======     =====       =====    =====   =======

LIQUIDITY
- ---------

Liquidity is the ability to raise adequate and reasonably priced funds, primarily through deposits, as well as purchased funds and the issuance of debt and equity capital, and is managed through the selection of the asset mix and the maturity mix of liabilities.

Core deposits, defined as deposits other than time deposits of $100,000 or more, are U. S. Bancorp's primary source of funding. Core deposits provide a sizable source of relatively stable and low-cost funds. Average core deposits and shareholders' equity, which totaled $15.9 billion in the first quarter of 1995 and $16.3 billion in the fourth quarter of 1994, funded 84 percent and 87 percent of average earning assets in these periods, respectively.

Other sources of liquidity include purchased funds, comprised of time deposits over $100,000 and short-term borrowings. Average purchased funds totaled
$3.9 billion in the first quarter of 1995 and was $3.4 billion in the fourth quarter of 1994. Average senior and subordinated debt was $844 million in the first quarter of 1995, and was $1.0 billion in the fourth quarter of 1994.

U.S. Bancorp's liquidity is enhanced by its accessibility to a diversity of national market sources of funds. The following table summarizes U.S. Bancorp's ratings by major statistical rating agencies at March 31, 1995; such ratings are subject to revision or withdrawal at anytime.

                                 Standard                Duff     Thomson
                                 & Poor's    Moody's   & Phelps  BankWatch
                                 --------    -------   --------  ---------
Commercial paper                     A-1        P-1      DUFF1+     TBW-1
Senior debt                          A          A2       AA-        A+
Subordinated debt                    A-         A3       A+         A
Preferred stock                      BBB+       a2       A          A-

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
- -----------------------------------------

The provision for credit losses for the first quarter of 1995 was $20.4 million compared with $19.8 million in the first quarter a year ago. The higher provision is due to both loan growth and the increase in the ratio of the allowance to loans to 1.96 percent at March 31, 1995 from 1.91 percent at March 31, 1994. U.S. Bancorp's allowance for credit losses totaled $307.1 million at March 31, 1995, and was 195 percent of nonperforming loans. The allowance as a percentage of nonperforming loans was 168 percent and 122 percent at December 31, 1994 and March 31, 1994, respectively.

Net charge-offs in the first quarter of 1995 were .41 percent compared with .55 percent for the first quarter of 1994. The net charge-off rate for bank cards was higher at 3.49 percent in the first quarter of 1995 as compared with 3.12 percent in the same quarter of 1994, while all other charge-off rates were lower.

Management performs a quarterly analysis to establish the appropriate level of the allowance, taking into consideration such factors as loan loss experience, an evaluation of potential losses in the portfolio, credit concentrations and trends in portfolio volume, maturity, delinquencies and nonaccruals, risks associated with standby letters of credit which guarantee the debt of others and other off-balance sheet commitments, and prevailing and anticipated economic conditions. This analysis provides an allowance consisting of two components, allocated and unallocated. The allocated component reflects inherent losses resulting from the analysis of individual loans and is developed through specific credit allocations for individual loans and historical loss experience for each loan category and risk classification within each category. The total of these allocations is then supplemented by the unallocated component of the allowance. The unallocated component reflects management's judgment and determination of amounts necessary for loan concentrations, economic uncertainties and other subjective factors.

U.S. Bancorp continues to closely monitor credit risks in its portfolio. U.S. Bancorp believes that its credit approval and review processes are effective and operating in accordance with sound banking policy and that the allowance for credit losses at March 31, 1995 was adequate to absorb potential credit losses inherent in loans, leases, loan commitments and standby letters of credit outstanding at that date.

The table below analyzes the change in the allowance for credit losses for the periods indicated.

                                                    First                      First
                                                   Quarter                    Quarter
                                                    Ended       Year Ended     Ended
Allowance for Credit Losses                        March 31,   December 31,   March 31,
In Thousands                                         1995         1994          1994
- ---------------------------                       ----------   ------------  ----------
Loans (net of unearned income)                   $15,667,762   $15,605,717  $14,194,797
Daily average loans (net of unearned income)     $15,718,481   $14,728,160  $14,108,061

Balance of allowance for credit losses
 at beginning of period                             $305,802      $270,229     $270,229
Dispositions                                         (3,392)       (1,241)            -
Charge-offs
 Commercial                                            2,895        33,186       12,268
 Lease financing                                           -         1,027            -
 Real estate construction                                243        12,080          384
 Real estate mortgage                                  5,914         4,237        1,746
 Consumer                                              8,926        27,126        6,565
 Bank card                                             8,125        28,356        7,484
                                                     -------       -------      -------
                                                      26,103       106,012       28,447
                                                     -------       -------      -------
Recoveries
 Commercial                                            4,131        14,512        3,465
 Lease financing                                          45         1,056          691
 Real estate construction                              1,558         1,234          290
 Real estate mortgage                                    869         4,638        1,209
 Consumer                                              2,546         9,508        2,542
 Bank card                                             1,218         5,010        1,205
                                                     -------       -------      -------
                                                      10,367        35,958        9,402
                                                     -------       -------      -------
Net charge-offs                                       15,736        70,054       19,045
Provision for credit losses                           20,414       106,868       19,754
                                                     -------       -------      -------
Balance of allowance credit losses
 at end of period                                   $307,088      $305,802     $270,938
                                                     =======       =======      =======

Net charge-offs to average loans and leases              .41%          .48%         .55%
Allowance for credit losses to period-end loans         1.96%         1.96%        1.91%
Allowance as a % of nonperforming loans                  195%          168%         122%

ASSET QUALITY
- -------------

During the first quarter of 1995, U. S. Bancorp continued to experience positive asset quality trends. Nonperforming assets as a percentage of loans and foreclosed assets decreased to 1.16 percent from 1.31 percent at December 31, 1994 and 1.81 percent at March 31, 1994, and were at the lowest level since 1981.

Nonperforming assets decreased $23.3 million since December 31, 1994 and $76.5 million from a year ago, to $181 million at March 31, 1995. Nonaccrual loans and restructured loans, as a percentage of total loans, fell to 1.00 percent from 1.17 percent at December 31, 1994 and 1.57 percent at March 31, 1994. Nonaccrual loans were reduced by principal payments, charge-offs and other transactions totaling $45.5 million, partially offsetting new loans placed on nonaccrual during the first three months of 1995 totaling $30.7 million, for a net decrease of $14.8 million.

In addition to the loans classified as nonperforming, U.S. Bancorp has other loans which it has internally classified, largely due to weakening financial strength of the borrowers or concern about specific industries. These loans, although currently performing in accordance with contractual terms, are monitored closely by management and have been considered in establishing the level of the allowance for credit losses. U.S. Bancorp's lending procedures and loan portfolio, including internally classified loans, are examined by regulatory agencies as part of their supervisory activities.

The following table summarizes U.S. Bancorp's nonperforming assets and past due loans. Past due loans are defined as loans contractually past due as to interest or principal 90 days or more.


                                                   March 31,  December 31,   March 31,
Dollars In Thousands                                  1995       1994          1994
                                                   ---------  ------------  ---------
 Nonaccrual loans                                   $155,988      $170,802   $221,532
 Restructured loans                                    1,273        11,307      1,378
 Other real estate and equipment owned
   Other real estate owned                            21,248        18,835     30,912
   Equipment repossessed                               2,977         3,841      4,173
                                                     -------      --------    -------
                                                      24,225        22,676     35,085
                                                     -------      --------    -------
     Total nonperforming assets                     $181,486      $204,785   $257,995
                                                     =======       =======    =======
 Accruing loans past due 90 days or more             $17,587       $15,612    $15,769
                                                     =======       =======    =======
 Total nonaccrual and restructured loans as
   percentage of total loans                            1.00%         1.17%      1.57%
 Total nonperforming assets as a percentage of
   outstanding loans and foreclosed assets              1.16%         1.31%      1.81%


The following table presents nonaccrual loans on both a contractually past due and contractually current basis at March 31, 1995. Both book and contractual balances are indicated, the difference reflecting charge-offs and interest payments applied to principal. As of that date, $57.2 million, or 37 percent, of the loans on nonaccrual status were less than 90 days past due or contractually current as to principal and interest payments. Of the nonaccrual loans that are contractually current, loans to eight borrowers amounted to 80 percent of the total, and there was some uncertainty that these loans will remain contractually current.

                                                          Cumulative
                                                         Cash Interest
                                Book                        Payments     Contractual
                              Principal    Cumulative      Applied to     Principal
In Thousands, March 31, 1995   Balance   Charge-Offs (5)  Principal (5)    Balance
- ----------------------------  ---------  ---------------  -------------  -----------
Contractually past due (1):
 Payments not made (2):
   90 days or more past due    $ 26,985     $11,127          $     -        $ 38,112
   Less than 90 days past due         -           -                -               -
                                -------      ------           ------         -------
                                 26,985      11,127                -          38,112
                                -------      ------           ------         -------

 Payments made (3):
   90 days or more past due      71,841      34,009           16,615         122,465
   Less than 90 days past due     4,707         478              168           5,353
                                -------      ------           ------         -------
                                 76,548      34,487           16,783         127,818
                                -------      ------           ------         -------
     Total past due             103,533      45,614           16,783         165,930
                                -------      ------           ------         -------
Contractually current (4)        52,455       4,283            5,734          62,472
                                -------      ------           ------         -------
Total nonaccrual loans         $155,988     $49,897          $22,517        $228,402
                                =======      ======           ======         =======

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

CAPITAL AND DIVIDENDS
- ---------------------

The federal bank regulatory agencies have jointly issued rules which implement a system of prompt corrective action for financial institutions required by FDICIA. The rules define the relevant capital levels for the five categories, ranging from "well capitalized" to "critically undercapitalized". An insured depository institution is generally deemed to be "well-capitalized" if it has a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least six percent, and a leverage ratio of at least five percent.

Risk-based capital guidelines issued by the Federal Reserve Board establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures for bank holding companies. The guidelines require a minimum total risk-based capital ratio of eight percent, with half of the total in the form of Tier 1 capital. U. S. Bancorp's Tier 1 capital is comprised primarily of common equity and perpetual preferred stock, less goodwill and certain other intangibles, and excludes the equity impact of adjusting available for sale securities to market value. Total capital also includes subordinated debt and a portion of the allowance for credit losses, as defined.

The risk-based capital rules have been supplemented by a leverage ratio, defined as Tier 1 capital to adjusted quarterly average total assets. Banking organizations other than those which are most highly rated are expected to maintain ratios at least 100 to 200 basis points above the minimum three percent level, depending on their financial condition.

Each subsidiary bank is subjected to capital requirements similar to the requirements for bank holding companies. At March 31, 1995, all of U. S. Bancorp's banking subsidiaries met the risk-based capital ratio and leverage ratio requirements for "well capitalized" banks. The banking subsidiaries' ratios are expected to be maintained at the required levels by the retention of earnings and, if necessary, the issuance of additional capital-qualifying securities.

The risk-based capital and leverage ratios for U. S. Bancorp and its significant bank subsidiaries at March 31, 1995 are presented in the table below (assets in millions):

                                                    Risk-based
                                                  Capital Ratios
                                                 ----------------
                                       Total              Total    Leverage
                                      Assets    Tier 1   Capital    Ratio
                                      -------   ------   -------   --------
U. S. Bancorp (Consolidated)          $21,439    8.36%    11.19%     7.96%
Bank Subsidiaries
 U. S. Bank of Oregon                  10,874    9.17     11.24      9.32
 U. S. Bank of Washington               6,582    8.39     10.78      8.42
 U. S. Bank of California               2,070   11.57     13.99      8.46
 U. S. Bank of Nevada                     889   10.22     13.24      6.77
 U. S. Bank of Idaho                      126   12.32     13.57     11.31

At March 31, 1995, common shareholders' equity was $1.8 billion. For the first quarter of 1995, average common equity to average total assets increased to 7.70 percent from 7.59 percent for the fourth quarter of 1994. In April 1994, U. S. Bancorp initiated a program to repurchase up to six million shares of U. S. Bancorp common stock over the next five years which will be used to satisfy future awards made in connection with the 1993 stock incentive plan. Through March 31, 1995, 2.3 million shares of stock were acquired. The annual common dividend rate was $1.00 per share at March 31, 1995. Dividends of $.94 per common share were declared for the year 1994.

PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders

U. S. Bancorp held its 1995 annual meeting of shareholders on April 18, 1995. The following directors were elected at the annual meeting to serve until the next annual meeting:

                                              Abstentions and Broker
                         For        Withheld        Non-Votes
                      ----------    --------  ----------------------
Gerry B. Cameron      85,077,566     922,872            0
Carolyn Silva         85,061,009     939,429            0
  Chambers
Franklin G. Drake     84,943,988   1,056,450            0
Robert L. Dryden      85,086,753     913,685            0
Joshua Green III      85,041,005     959,433            0
Paul A. Redmond       85,108,758     891,680            0
N. Stewart Rogers     85,074,743     925,695            0
Benjamin R.           85,100,679     899,759            0
  Whiteley

An amendment to the U. S. Bancorp 1993 Stock Incentive Plan as amended and restated February 13, 1994 (the "Plan"), providing for acceleration of the time of vesting or exercisability of awards under the Plan upon the occurrence of a change in control, except for a special provision relating to performance shares was approved at the annual meeting by the following vote: 56,075,746 for; 17,665,174 against; and 576,095 abstentions and broker non-votes.

The selection of Deloitte & Touche LLP as independent auditors for the year 1995 was approved at the annual meeting by the following votes: 85,111,094 for; 313,249 against; and 576,095 abstentions and broker non-votes.

     Item 5.  Other Information

On May 5, 1995, U. S. Bancorp, an Oregon corporation, entered into an Agreement and Plan of Merger (the "Merger Agreement") with West One Bancorp, an Idaho corporation ("West One"), pursuant to which West One will be merged with and into
U. S. Bancorp (the "Merger"). As a result of the Merger, each outstanding share of West One's common stock, par value $1.00 per share ("West One Common Stock"), will be converted into 1.47 shares of U. S. Bancorp Common Stock, par value $5.00 per share ("U. S. Bancorp Common Stock"). The Merger is conditioned upon, among other things, approval by shareholders of U. S. Bancorp and by shareholders of West One, and upon certain regulatory approvals. The Merger is expected to be completed by year-end 1995. The Merger Agreement is attached as Exhibit 2 hereto and its terms are incorporated herein by reference.

As a condition to entering into the Merger Agreement, on May 6, 1995, U. S. Bancorp and West One entered into (i) a Stock Option Agreement between West One, as issuer, and U. S. Bancorp, as grantee (the "West One Stock Option Agreement"), pursuant to which West One granted to U. S. Bancorp the right, upon the terms and subject to the conditions set forth therein, to purchase up to 19.9% of the outstanding shares of West One Common Stock at a price of $34.00 per share, and (ii) a Stock Option Agreement between U. S. Bancorp, as issuer, and West One, as grantee (the "U. S. Bancorp Stock Option Agreement "), pursuant to which U. S. Bancorp granted to West One the right to purchase up to 19.9% of the outstanding shares of U. S. Bancorp Common Stock at a price of $28.00 per share. The West One Stock Option Agreement and the
U. S. Bancorp Stock Option Agreement are attached as Exhibits
10.1 and 10. 2 hereto, respectively, and their terms are incorporated herein by reference.

The bank holding company resulting from the Merger will be headquartered in Portland, Oregon, and operate under the U. S. Bancorp name. Based on current data, it will have approximately $30 billion in assets and $21 billion in deposits, placing it among the 30 largest banking organizations in the United States.

Gerry B. Cameron will continue as Chairman and Chief Executive Officer of the combined organization following the Merger, while Daniel R. Nelson, presently West One's Chairman and Chief Executive Officer, will become President and Chief Operating Officer of U. S. Bancorp. The parties announced that, upon Mr. Cameron's retirement presently anticipated at the end of 1998, Mr. Nelson is expected to become chief executive officer of U. S. Bancorp.

A one-time after-tax charge to earnings of approximately $60 million is anticipated to be taken at closing to reflect restructuring expenses associated with the Merger. U. S. Bancorp also expects to incur a one-time increase in its provision for credit losses in the amount of approximately $9 million on an after-tax basis to conform to its existing reserve policies.

     Item 6.  Exhibits and Reports on Form 8-K

     (a) The exhibits filed herewith are listed in the Exhibit Index on page 30 of this report.

     (b) During the quarter ended March 31, 1995, no reports on Form 8-K were filed.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        U. S. BANCORP
                                        (Registrant)



Date:  May 11, 1995                By:  /s/  STEVEN P. ERWIN
                                        -----------------------------
                                        Steven P. Erwin
                                        Executive Vice President and
                                            Chief Financial Officer
                                        (Principal Financial and
                                            Accounting Officer)

                         EXHIBIT INDEX

Exhibit
- --------
2.        Agreement and Plan of Merger dated as of May 5, 1995,
          between U. S. Bancorp and West One Bancorp.

3.        Bylaws of U. S. Bancorp as amended March 16, 1995.

10.1      Stock Option Agreement  dated May 6, 1995, between U. S.
          Bancorp and West One Bancorp.

10.2      Stock Option Agreement dated May 6, 1995, between West One
          Bancorp and U. S. Bancorp.

12.1      U. S. Bancorp and Subsidiaries -
          Computation of Ratios of Consolidated Earnings to Fixed Charges.

12.2      U. S. Bancorp and Subsidiaries -
          Capital Ratios.

27.       Financial Data Schedule.