Form 10-Q
period 1995-06-30
US BANCORP /OR/
filed 1995-08-14
CIK 101542

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-Q

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the Quarterly Period Ended June 30, 1995

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

                          Yes   X            No
                              -----             -----

Number of shares of Common Stock, par value $5, outstanding at July 31, 1995:
98,264,367 shares.

                                 U. S. BANCORP


                              TABLE OF CONTENTS


Part I - Financial Information

         Item 1.  Financial Statements

                                                                                                           Page
                                                                                                           ----
                 Consolidated Balance Sheet                                                                3

                 Consolidated  Statement of Income                                                         5

                 Consolidated Statement of Cash Flows                                                      7

                 Consolidated Statement of Changes in Shareholders' Equity                                 9

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .        9

         Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . .       11

Part II - Other Information

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .       29

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31

Part 1 - Financial Information

Item 1.  Financial Statements

                         U. S. BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                     June 30,           December 31,            June 30,
In Thousands                                                           1995                 1994                  1994
------------                                                           ----                 ----                  ----
ASSETS
Cash and due from banks                                             $ 1,476,674          $ 1,488,743           $ 1,225,810
Interest-bearing deposits with banks                                      1,112                1,461                 1,592
Federal funds sold and security resell agreements                       123,433              429,366               430,142
Other short-term investments                                              5,438                9,287                 3,519
Trading account securities                                              140,368              137,194               160,324
Loans held for sale                                                      66,452              148,179               401,308
Securities available for sale, at fair value (amortized
  cost:  $1,064,232, $1,411,764 and $1,577,875, respectively)         1,078,798            1,369,437             1,553,261
Securities held to maturity, at amortized cost (fair value:
  $1,240,405, $1,342,638 and $1,546,353, respectively)                1,265,551            1,404,835             1,568,955
Loans and lease financing, net of unearned income
  Commercial                                                          7,908,525            7,384,593             7,144,247
  Foreign                                                                74,057               49,834                92,376
  Real estate construction                                              733,749              667,177               673,774
  Real estate mortgage                                                2,957,426            2,946,541             2,683,121
  Consumer                                                            3,407,325            3,737,973             3,307,412
  Lease financing                                                       875,518              819,599               746,208
                                                                    -----------          -----------           -----------
Total loans and lease financing                                      15,956,600           15,605,717            14,647,138
Allowance for credit losses                                            (313,274)            (305,802)             (279,388)
                                                                    -----------          -----------           -----------
Net loans and lease financing                                        15,643,326           15,299,915            14,367,750
Premises, furniture and equipment                                       522,100              544,701               558,568
Other real estate and equipment owned                                    28,191               22,676                28,730
Customers' liability on acceptances                                     286,502              225,229               214,516
Other assets                                                            711,913              735,386               652,436
                                                                    -----------          -----------           -----------
                                                                    $21,349,858          $21,816,409           $21,166,911
                                                                    ===========          ===========           ===========



See Notes to Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (Continued)


                                                         June 30,           December 31,            June 30,
In Thousands                                               1995                 1994                  1994
------------                                               ----                 ----                  ----
LIABILITIES
Deposits:
  Noninterest-bearing deposits                         $ 3,901,749          $ 4,021,659           $ 3,741,438
  NOW accounts and interest checking                     1,914,758            2,071,293             1,951,410
  Savings                                                1,365,342            1,612,356             1,925,672
  Money market deposit accounts                          3,418,288            3,176,920             2,995,082
  Other time deposits                                    3,784,309            3,514,942             3,803,311
  Time - $100,000 or more                                  591,666              651,196               554,525
                                                       -----------          -----------           -----------
Total deposits                                          14,976,112           15,048,366            14,971,438

Federal funds purchased and security
  repurchase agreements                                  1,898,211            2,783,503             2,289,915
Commercial paper                                           170,311              171,454               261,818
Other short-term borrowings                                774,060              393,587               226,862
Long-term debt                                             890,338              994,870             1,046,638
Accrued income taxes                                        70,632               47,245                54,558
Acceptances outstanding                                    286,502              225,229               214,516
Other liabilities                                          390,523              374,870               337,296
                                                       -----------          -----------           -----------
        Total liabilities                               19,456,689           20,039,124            19,403,041

SHAREHOLDERS' EQUITY
  Preferred stock                                          150,000              150,000               150,000
  Common stock                                             491,118              490,690               499,897
  Capital surplus                                          351,445              350,612               389,889
  Retained earnings                                        892,677              811,808               739,789
  Net unrealized gain (loss) on securities
    available for sale, net of tax                           7,929              (25,825)              (15,705)
                                                       -----------          -----------           -----------
Total shareholders' equity                               1,893,169            1,777,285             1,763,870
                                                       -----------          -----------           -----------
                                                       $21,349,858          $21,816,409           $21,166,911
                                                       ===========          ===========           ===========



See Notes to Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME



                                             Second Quarter Ended          Six Months Ended
                                                   June 30,                    June 30,
In Thousands,                                --------------------          ----------------
Except Per Share Data                         1995          1994          1995         1994
---------------------                         ----          ----          ----         ----
INTEREST INCOME
Loans, including fees                       $370,325      $303,887      $733,497     $586,753
Securities held to maturity                   20,373        24,224        41,725       49,624
Securities available for sale                 16,138        20,364        34,276       41,385
Loans held for sale                            2,910         8,205         6,088       19,018
Trading account securities                     2,645         2,269         4,722        4,417
Other interest income                          1,697         2,959         4,364        5,247
                                            --------      --------      --------     --------
Total interest income                        414,088       361,908       824,672      706,444
                                            --------      --------      --------     --------

INTEREST EXPENSE
Deposits                                     112,789        82,504       217,022      163,478
Short-term borrowings                         40,552        23,706        84,274       41,588
Long-term debt                                15,461        18,624        30,778       36,462
                                            --------      --------      --------     --------
Total interest expense                       168,802       124,834       332,074      241,528
                                            --------      --------      --------     --------

NET INTEREST INCOME                          245,286       237,074       492,598      464,916
Provision for credit losses                   21,851        25,547        42,265       45,301
                                            --------      --------      --------     --------

Net interest income after
   provision for credit losses               223,435       211,527       450,333      419,615
                                            --------      --------      --------     --------

NONINTEREST REVENUES
Service charges on deposit accounts           37,611        39,190        75,623       75,522
Bank card revenue, net                        15,177        15,000        29,614       29,088
Trust and investment management               13,835        13,850        26,263       25,733
Exchange fees                                  8,697         7,887        16,743       14,819
Insurance revenue                              4,113         5,442         7,586       10,614
Other operating revenue                       29,055        20,513        47,143       40,769
Mortgage banking income, net                   2,068         5,644         3,485       13,793
Equity investment income (loss)               (1,801)           (7)          475       (1,430)
Gain on sale of securities
   available for sale                          1,655            40         1,690          364
Credit reporting revenue                           -         4,353             -        9,310
                                            --------      --------      --------     --------
Total noninterest revenues                  $110,410      $111,912      $208,622     $218,582
                                            --------      --------      --------     --------

See Notes to Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                  (Continued)


                                         Second Quarter Ended          Six Months Ended
                                               June 30,                    June 30,
In Thousands,                            --------------------          ----------------
Except Per Share Data                     1995          1994          1995         1994
---------------------                     ----          ----          ----         ----
NONINTEREST EXPENSES
Employee compensation and
   benefits                             $101,025      $121,264      $208,484     $251,354
Net occupancy expense                     15,955        17,273        31,893       33,605
Equipment rentals, depreciation
   and maintenance                        24,920        27,561        48,328       52,347
Stationery, supplies and
   postage                                10,979        10,064        22,448       21,623
Regulatory agency fees                     9,581        10,105        19,346       20,132
Telecommunications                         6,583         6,769        12,753       13,945
Amortization of intangibles                5,077         6,089         9,677       10,961
Other operating expense                   49,085        50,500        94,820      101,080
Restructuring charge                           -             -             -      100,000
                                        --------      --------      --------     --------

Total noninterest expenses               223,205       249,625       447,749      605,047
                                        --------      --------      --------     --------

Income before income taxes               110,640        73,814       211,206       33,150
Provision for income taxes                40,667        22,474        74,685       10,275
                                        --------      --------      --------     --------
Net income                              $ 69,973      $ 51,340      $136,521     $ 22,875
                                        ========      ========      ========     ========

Net income applicable to
   common shareholders                  $ 66,926      $ 48,293      $130,427     $ 16,781
Per common share:
   Net income                               $.68          $.49         $1.33         $.17
   Cash dividends declared                   .25           .22           .50          .44

Average number of common
   shares outstanding                     98,206        99,936        98,179       99,834

See Notes to Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                 ---------------------
In Thousands                                                                     1995             1994
------------                                                                     ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $ 136,521         $  22,875
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
         Depreciation, amortization and accretion                                 45,404            48,808
         Provision for credit losses                                              42,465            45,301
         Noncash portion of restructuring charge                                       -            78,708
         Equity investment (income) loss                                            (114)            1,034
         Gain on sales of securities available for sale                           (1,690)             (364)
         (Gain) loss on sales of trading securities                               (7,089)            1,643
         Net gain on sales of loans and property                                 (17,736)          (19,521)
         Net loss on sales of mortgage loan servicing rights                           -               328
         Change in loans held for sale                                            84,138           457,000
         Change in trading account securities                                      4,707            47,283
         Change in deferred loan fees, net of amortization                         2,763             2,690
         Change in accrued interest receivable                                      (451)            1,346
         Change in accrued interest payable                                       21,764              (872)
         Change in other assets and liabilities, net                              10,758           (64,427)
                                                                               ---------         ---------
Net cash provided by operating activities                                        321,440           621,832
                                                                               ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
         Proceeds from maturities of interest-earning
           deposits of nonbank subsidiaries                                        6,305             6,830
         Purchase of interest-earning deposits by
           nonbank subsidiaries                                                   (5,375)           (6,042)
         Net increase in investments in interest-
           earning deposits by banking subsidiaries                                2,993             6,535
         Proceeds from maturities of securities
           held to maturity                                                      138,309           440,419
         Purchase of securities held to maturity                                       -          (233,400)
         Proceeds from maturities of securities available for sale               172,221            84,585
         Purchase of securities available for sale                              (434,816)         (190,826)
         Proceeds from sale of securities available for sale                     601,159           132,754
         Proceeds from sales of equity investments                                   968               109
         Purchase of equity investments                                           (9,470)           (6,110)
         Principal collected on loans by nonbank subsidiaries                    428,521           429,957
         Loans made to customers by nonbank subsidiaries                        (518,264)         (405,841)
         Net increase in loans by banking subsidiaries                          (318,644)         (555,216)
         Proceeds from sales of loans                                             11,538            15,785
         Proceeds from sales of premises and equipment                            30,334             5,316
         Purchase of premises and equipment                                      (37,504)          (62,875)
         Proceeds from sales of foreclosed assets                                 17,648            19,781
         Proceeds from sales of mortgage loan servicing rights                         -            24,391
         Purchase of mortgage loan servicing rights                                    -            (1,044)
         Acquisitions/dispositions, net of cash and cash
           equivalents                                                            11,389                 -
                                                                               ---------         ---------
Net cash provided by (used in) investing activities                            $  97,312         $(294,892)
                                                                               ---------         ---------

See Notes to Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Continued)

                                                                          Six Months Ended
                                                                              June 30,
                                                                       ---------------------
In Thousands                                                           1995             1994
------------                                                           ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES
         Net change in deposits                                     $  (71,261)      $ (539,395)
         Net change in short-term borrowings                          (496,549)         373,174
         Proceeds from issuance of long-term debt                      158,608          129,463
         Repayment of long-term debt                                  (273,211)        (134,552)
         Proceeds from issuance of stock                                 3,194            8,358
         Common stock repurchased                                       (2,351)          (3,968)
         Dividends paid                                                (55,184)         (49,950)
                                                                    ----------       ----------
Net cash used in financing activities                                 (736,754)        (216,870)
                                                                    ----------       ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                               (318,002)         110,070
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       1,918,109        1,545,882
                                                                    ----------       ----------
CASH AND CASH EQUIVALENTS AT PERIOD END                             $1,600,107       $1,655,952
                                                                    ==========       ==========

Supplemental disclosures:
Cash paid during the period for:
   Interest                                                           $310,310         $242,401
   Income taxes                                                         67,498           46,969
Non-cash investing activities:
   Transfer from loans to loans held for sale                          236,128                -
   Transfer from loans to other real estate owned                       25,549           12,343
   Transfer of investments from available for sale to
         held to maturity                                                    -           41,895
   Fair value adjustment to securities available for sale              (57,048)          54,649
   Income tax effect related to fair value adjustment                  (19,933)          21,283


See Notes to Financial Statements.

                        U. S. BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                     Six Months Ended
                                                                         June 30,
                                                                  ---------------------
In Thousands                                                      1995             1994
------------                                                      ----             ----
Shareholders' equity at beginning of period                    $1,777,285       $1,818,195
Net income                                                        136,521           22,875
Stock options exercised, dividends reinvested and
   other transactions                                               3,144           10,649
Common stock repurchased                                           (2,351)          (3,968)
Preferred dividends declared                                       (6,094)          (6,094)
Common dividends declared                                         (49,090)         (43,957)
Adjustment of available for sale securities to market
   value, net of deferred taxes                                    33,754          (33,830)
                                                               ----------       ----------
Shareholders' equity at end of period                          $1,893,169       $1,763,870
                                                               ==========       ==========

NOTES TO FINANCIAL STATEMENTS

1.       Principles of Consolidation

         The consolidated financial statements of U. S. Bancorp include the accounts of U. S. Bancorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprised of normal recurring accruals) necessary for a fair presentation of the interim financial statements have been included. A summary of U. S. Bancorp's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in U. S. Bancorp's 1994 Form 10-K.

         The major banking subsidiaries of U. S. Bancorp include United States National Bank of Oregon, U. S. Bank of Washington, N.A., U. S. Bank of California, U. S. Bank of Nevada and U. S. Bank of Idaho, N.A.

2.       Commitments and Contingent Liabilities

         In the normal course of business there are various commitments and contingent liabilities to extend credit and guarantees, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions. Such commitments and contingent liabilities include commitments to extend credit of $10.5 billion and $14.0 billion and standby letters of credit of $892 million and $676 million at June 30, 1995 and December 31, 1994, respectively.

3.       Recently Issued Accounting Pronouncements

         Effective January 1, 1995, U. S. Bancorp adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118. These statements address the disclosure requirements and allocations of the allowance for credit losses for certain impaired loans. A loan within the scope of these statements is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. These statements do not apply to leases or large groups of smaller-balance homogeneous loans which are collectively evaluated.

         When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such case, the current fair value of the collateral, reduced by costs to sell, is used. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for credit losses. SFAS No. 114 does not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected.

         When a loan is identified as impaired, interest accrued but not received is reversed against interest income. Subsequent cash recorded by U. S. Bancorp related to impaired loans is generally applied to reduce the principal balance, with only insignificant amounts of cash receipts recognized as interest income in 1995.

         At June 30, 1995, U. S. Bancorp's recorded investment in loans for which an impairment has been recognized totaled $141.4 million. Included in this amount is $32.6 million of impaired loans for which the related SFAS No. 114 allowance is $11.8 million. The balance of the allowance for credit losses in excess of these specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's quarterly analysis of the allowance. The average recorded investment in impaired loans was $142.5 million during the second quarter of 1995, and $140.7 million for the first six months of 1995.

         The Financial Accounting Standards Board has issued SFAS No. 122 "Accounting for Mortgage Servicing Rights", an amendment of SFAS No. 65, in May 1995. This Statement requires that U.S. Bancorp recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. Previously, only purchased servicing rights were capitalizable as an asset whereas internally originated rights were expensed. This Statement also requires that capitalized excess servicing receivables be assessed for impairment based on fair value, rather than an estimate of undiscounted future cash flows. This Statement must be applied prospectively, beginning in 1996, but may be adopted earlier for periods for which financial statements have not been issued. Adoption of this Standard is not expected to have a significant impact on the financial statements of U.S. Bancorp.

4.       Acquisitions

         On May 8, 1995, U. S. Bancorp announced the signing of a definitive agreement to merge, under the U. S. Bancorp name, with West One Bancorp, a bank holding company headquartered in Boise, Idaho with $9.2 billion in assets at June 30, 1995. Under the terms of the agreement, each share of West One Bancorp common stock will be exchanged for 1.47 shares of U. S. Bancorp common stock. The merger is expected to be completed by year-end 1995, subject to approval by both U.S. Bancorp and West One Bancorp shareholders and regulatory approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The focus of the following discussion is on U. S. Bancorp's financial condition, changes in financial condition and results of operations. It is a supplement to the consolidated financial statements and footnotes that are presented elsewhere, and should be read in conjunction therewith.

Selected Financial Data

                           Second Quarter Ended               Six Months Ended
                                 June 30,                         June 30,
Dollars in Millions        --------------------  Percent      ----------------    Percent
Except Per Share             1995        1994    Change       1995        1994    Change
--------------------         ----        ----    -------      ----        ----    -------
Net interest income         $245.3      $237.1       3%      $492.6      $464.9       6%
Provision for credit
  losses                      21.9        25.5     (14)        42.3        45.3      (7)
Net income                    70.0        51.3      36        136.5        22.9     N/M

PER COMMON SHARE
Net income                    $.68        $.49      39       $ 1.33      $  .17     N/M
Dividends declared             .25         .22      14          .50         .44      14
Book value (period-end)                                       17.75       16.14      10

PERIOD-END BALANCES
Assets                                                      $21,350     $21,167       1%
Interest-earning assets                                      18,638      18,766      (1)
Loans                                                        15,957      14,647       9
Deposits                                                     14,976      14,971       -
Long-term debt                                                  890       1,047     (15)
Common shareholders'
   equity                                                     1,743       1,614       8
Preferred stock                                                 150         150       -
Full-time equivalent
   employees                                                  9,704      12,165     (20)

AVERAGE BALANCES
Average assets             $21,067     $21,083       -      $21,192     $21,078       1
Interest-earning assets     18,595      18,584       -       18,736      18,574       1
Loans                       15,729      14,436       9       15,724      14,273      10
Deposits                    14,916      15,107      (1)      14,898      15,185      (2)
Average common
   shareholders' equity      1,696       1,583       7        1,669       1,628       3

                               Second Quarter Ended      Six Months Ended
                                     June 30,                June 30,
Dollars in Millions            --------------------      ----------------
Except Per Share                 1995        1994        1995        1994
--------------------             ----        ----        ----        ----
SELECTED RATIOS
Return on average common
   equity                       15.83%      12.24%      15.76%       2.08%
Return on average assets         1.33         .98        1.30         .22
Overhead ratio                  61.40       69.84       62.49       86.41
Net interest margin              5.45        5.30        5.45        5.21
Leverage ratio                                           8.29        7.62
Risk-based capital
   ratios
     Tier 1 capital                                      8.65        8.38
     Total capital                                      11.49       11.29

N/M      Not Meaningful

RESULTS OF OPERATIONS

Overview

To facilitate the discussion of its results of operations, in the table on the next page U. S. Bancorp provides an additional analysis of performance to supplement the accompanying consolidated income statement and balance sheet. This additional analysis of performance should not be viewed as a substitute for the GAAP-based financial statements previously presented. There are two primary differences between the consolidated income statement and the operating income analysis that follows. First, the operating income analysis presents the line items in a slightly different order. Second, certain transactions that are nonrecurring items or that are not related to core businesses are not included in noninterest revenues and noninterest expenses in determining operating income and are presented separately after operating income.

For detailed information on the items presented as noncore or nonrecurring, refer to the respective discussions of "Noninterest Revenues" and "Noninterest Expenses".

For the second quarter of 1995, net income was $70.0 million, compared with net income of $51.3 million in the second quarter of 1994. Operating income, as defined and presented in the table below, increased 24 percent over the same period a year ago, as a result of the restructuring initiatives started in March of 1994. The following key highlights compare the second quarter of 1995 with the same period of 1994 unless otherwise noted:


o Net income totaled a record $70 million, or $.68 per share, an increase of 36 percent from $51 million, or $.49 per share.

o Operating income (income on a tax-equivalent basis before the provision for credit losses, other real estate owned transactions, items determined to be noncore or nonrecurring, and income taxes) of $141.6 million was up 24 percent from $113.8 million.

o Net interest margin of 5.45 percent compared favorably to a 5.30 percent margin in the prior year's quarter and was stable with the margin in first quarter 1995.

o Noninterest expenses (before other real estate owned transactions and items determined to be noncore or nonrecurring) of $214 million dropped 12 percent from $244 million.

o Return on average assets improved to 1.33 percent from .98 percent, while the return on average common equity rose to 15.8 percent from 12.2 percent.

o Overhead ratio improved to 61.4 percent from 69.8 percent. Excluding other real estate owned transactions and noncore or nonrecurring items, the overhead ratio would have been 60.2 percent in second quarter 1995.


For the first six months of 1995, net income was $136.5 million, compared with net income of $22.9 million for the first six months of 1994. The results for the 1994 period included the impact of a $100 million pretax restructuring charge.

The table below presents U. S. Bancorp's major income and expense components for the second quarter and six month periods. A discussion of the major changes in each key component follows.

                               Second Quarter Ended               Six Months Ended
                                     June 30,                         June 30,
                               --------------------  Percent      ----------------      Percent
Dollars in Thousands             1995        1994    Change       1995        1994      Change
--------------------             ----        ----    -------      ----        ----      -------
Net interest income (1)        $253,121    $245,528      3 %    $507,948    $ 481,608       5 %
Noninterest revenues            102,859     112,068     (8)      198,287      218,272      (9)
Noninterest expenses            214,352     243,817    (12)      436,977      499,603     (13)
                               --------    --------             --------    ---------
Operating income (1)            141,628     113,779     24       269,258      200,277      35
Provision for credit
   losses                       (21,851)    (25,547)   (14)      (42,265)     (45,301)     (7)
OREO transactions                  (744)       (395)    88            93          (31)    N/M
                               --------    --------             --------    ---------
                                119,033      87,837     36       227,086      154,945      47
Equity investment
   income (loss)                 (1,801)         (7)                 475       (1,430)
Gain on sale of
   operations and loans           4,634       8,526                5,107        9,606
Gain on sale of
   securities available
   for sale                       1,655          40                1,690          364
Nonrecurring
   noninterest revenue
   items                          3,063      (8,715)               3,063       (8,230)
Restructuring charge                  -           -                    -     (100,000)
Nonrecurring noninterest
   expense items                 (8,109)     (5,413)             (10,865)      (5,413)
                               --------    --------             --------    ---------
Income before income
   taxes (1)                    118,475      82,268     44       226,556       49,842     N/M
Less tax-equivalent
   adjustment included
   above                          7,835       8,454               15,350       16,692
Provision for income
   taxes                         40,667      22,474               74,685       10,275
                               --------    --------             --------    ---------
Net income                     $ 69,973    $ 51,340     36 %    $136,521    $  22,875     N/M %
                               ========    ========    ===      ========    =========     ===

(1)      Tax-equivalent basis
N/M      Not Meaningful

Net Interest Income - Tax-equivalent Basis

Net interest income, the principal source of U. S. Bancorp's operating income, includes interest income and fees generated by interest-earning assets, primarily loans and securities portfolios, less interest expense on interest-bearing liabilities, primarily deposits, purchased funds and short- and long-term debt. Net interest income is affected by the volume and relative mix of both earning assets and interest-bearing and noninterest-bearing liabilities, and related interest yields and rates paid on these assets and liabilities.

                                                                                     Net
Analysis of Net Interest Income                         Interest     Interest     Interest
(In Millions)                                            Income       Expense      Income
-------------------------------                         --------     --------     --------
Second quarter 1994 as reported                          $370.3       $124.8       $245.5
Increase (decrease) due to:
   Changes in balances                                       .2         (1.8)         2.0
   Changes in rates                                        51.4         45.8          5.6
                                                         ------       ------       ------
Second quarter 1995 as reported                          $421.9       $168.8       $253.1
                                                         ======       ======       ======

Six Months Ended June 30, 1994 as reported               $723.1       $241.5       $481.6
Increase due to:
   Changes in balances                                      6.0           .1          5.9
   Changes in rates                                       110.9         90.5         20.4
                                                         ------       ------       ------
Six Months Ended June 30 1995 as reported                $840.0       $332.1       $507.9
                                                         ======       ======       ======

Second Quarter Ended June 30, 1995 Compared With Second Quarter Ended June 30, 1994

Net interest income on a tax-equivalent basis was $253.1 million, up 3 percent or $7.6 million, over the second quarter of 1994. The net interest margin in the second quarter of 1995 was 5.45 percent compared with 5.30 percent in the same quarter a year ago, and unchanged from 5.45 percent in the preceding first quarter.

The spread between the yield on earning assets and rates paid on interest-bearing liabilities decreased in the second quarter of 1995 compared with second quarter 1994 as the cost of purchased funds and other short-term borrowings increased at a faster rate than loan yields. The increase in the margin is due to the favorable impact of a higher level of noninterest-bearing funds, primarily noninterest-bearing deposits and shareholders' equity, which offset the decrease in the interest rate spread.

Loans averaged $15.7 billion in second quarter 1995, an increase of $1.3 billion or 9 percent, compared with second quarter a year ago. Strong growth was achieved in commercial, consumer and real estate mortgage lending.

Average total securities portfolios were $2.4 billion during the second quarter of 1995, a 23 percent decrease from $3.2 billion in second quarter 1994. The decrease is due to the maturity of securities held for investment, as well as sale of certain available for sale securities for asset/liability management purposes.

Average core deposits, defined as deposits other than time deposits of $100,000 or more, were $14.1 billion and $14.5 billion in the second quarter of 1995 and 1994, respectively, and funded 76 percent and 78 percent of average earning assets in those periods, respectively.

Six Months Ended June 30, 1995 Compared With Six Months Ended June 30, 1994

Net interest income on a tax-equivalent basis was $507.9 million, up 5 percent or $26.3 million, over the first six months of 1994. The net interest margin in the first six months of 1995 was 5.45 percent compared with 5.21 percent in the same period a year ago.

The spread between the yield on earning assets and rates paid on interest-bearing liabilities decreased in the first six months of 1995 compared with the same period in 1994 as the cost of purchased funds and other short-term borrowings increased at a faster rate than loan yields. The increase in the margin is due to the favorable impact of a higher level of noninterest-bearing funds, primarily noninterest-bearing deposits and shareholders' equity, which offset the decrease in the interest rate spread.

Loans averaged $15.7 billion in the first six months of 1995, an increase of $1.5 billion or 10 percent, compared with the first six months of 1994.

Average total securities portfolios were $2.6 billion during the first six months of 1995, a 22 percent decrease from $3.3 billion in the first six months of 1994.

Average core deposits, defined as deposits other than time deposits of $100,000 or more, were $14.1 billion and $14.5 billion in the first six months of 1995 and 1994, respectively, and funded 75 percent and 78 percent of average earning assets in those periods, respectively.

                                           Second Quarter Ended          Six Months Ended
                                                 June 30,                     June 30,
Net Interest Margin Analysis               --------------------         ------------------
(Tax-equivalent Basis)                      1995          1994          1995         1994
----------------------------                ----          ----          ----         ----
Average rate earned on interest
   earning assets                           9.09%         7.99%          9.02%        7.83%
Average rate paid on interest-bearing
   liabilities                              4.56          3.33           4.45         3.23
                                            ----          ----           ----         ----
Rate spread                                 4.53          4.66           4.57         4.60
                                            ----          ----           ----         ----
Net interest margin                         5.45%         5.30%          5.45%        5.21%
                                            ====          ====           ====         ====

Noninterest Revenues

Noninterest revenues were stable in the second quarter of 1995 compared with the second quarter of 1994, excluding revenues associated with activities affected by divestitures and other revenues identified below. The principal components of noninterest revenue are shown in the table below.

                               Second Quarter Ended               Six Months Ended
                                     June 30,                         June 30,
                               --------------------  Percent      ----------------    Percent
Dollars in Thousands             1995        1994    Change       1995        1994    Change
--------------------             ----        ----    -------      ----        ----    -------
Service charges on
   deposit accounts            $ 37,611    $ 39,190     (4)%    $ 75,623    $ 75,522     - %
Bank card revenue                15,177      15,000      1        29,614      29,088     2
Trust and investment
   management                    13,835      13,850      -        26,263      25,733     2
Exchange fees                     8,697       7,887     10        16,743      14,819    13
Insurance revenue                 4,113       5,442    (24)        7,586      10,614   (29)
ATM revenue                       4,741       4,780     (1)        9,115       9,365    (3)
Brokerage and other
   commissions                    2,138       2,108      1         3,974       5,308   (25)
Trading account                   2,978       4,911    (39)        7,088       6,613     7
Other revenue                    11,501       8,780     31        18,796      18,107     4
                               --------    --------             --------    --------
                                100,791     101,948     (1)      194,802     195,169     -
                               --------    --------             --------    --------

Activities affected by
   divestitures:
      Mortgage banking
        income, net               2,068       5,767                3,485      13,793
      Credit reporting
        revenue                       -       4,353                    -       9,310
                               --------    --------             --------    --------
                                  2,068      10,120                3,485      23,103
                               --------    --------             --------    --------
Gain on sale of
   operations and loans           4,634       8,526                5,107       9,606
Equity investment
   income (loss)                 (1,801)         (7)                 475      (1,430)
Gain on sale of
   securities available
   for sale                       1,655          40                1,690         364
Nonrecurring
   noninterest revenue
   items                          3,063      (8,715)               3,063      (8,230)
                               --------    --------             --------    --------
   Total noninterest
      revenues                 $110,410     111,912     (1)%    $208,622    $218,582    (5)%
                               ========    ========    ===      ========    ========   ===

Exchange fees increased in 1995 over the same periods in 1994 reflecting higher fees for several exchange services provided. Insurance revenue and securities brokerage related commissions in 1995 have declined compared with the 1994 periods as sales volumes of annuities and securities decreased. The increase in other revenue is mainly related to gains on sales of student loans and servicing income on the portfolio of credit card receivables sold at the end of the first quarter of 1995.

The gain on the sale of operations and loans is primarily gains realized on sale of affinity credit card portfolios in the 1995 and 1994 periods. Equity investment activity relates to the mark-to-market accounting for publicly-held venture capital investments. The securities gain primarily resulted from the sale of mortgage-backed securities.

The nonrecurring revenue items in 1995 included a $5.1 million gain on the sale of bank premises and a $2.0 million loss related to import/export financing receivables. Nonrecurring revenue items in second quarter of 1994 consisted of $8.3 million of trading account losses related to the sale of certain collateralized mortgage obligations and $500 thousand of import/export financing losses.

Noninterest Expenses

Noninterest expenses, before noncore or nonrecurring items, decreased 12 percent in the second quarter of 1995 compared with the second quarter of 1994. The principal components of noninterest expense are shown in the following table.

                               Second Quarter Ended               Six Months Ended
                                     June 30,                         June 30,
                               --------------------  Percent      ----------------    Percent
Dollars in Thousands             1995        1994    Change       1995        1994    Change
--------------------             ----        ----    -------      ----        ----    -------
Employee compensation
   and benefits                $101,025    $121,264   (17)%     $208,484     $251,354   (17)%
Net occupancy expense            15,955      16,189    (1)        31,893       32,521    (2)
Equipment rentals,
   depreciation and
   maintenance                   24,920      25,541    (2)        48,328       50,327    (4)
Regulatory agency fees            9,581      10,105    (5)        19,346       20,132    (4)
Telecommunications                6,583       6,769    (3)        12,753       13,945    (9)
Amortization of
   intangibles                    5,077       6,089   (17)         9,677       10,961   (12)
Contract personnel                2,407       3,436   (30)         4,546        7,563   (40)
Legal and accounting              3,610       2,002    80          6,257        4,746    32
Marketing and
   advertising                    7,214       8,082   (11)        14,229       13,004     9
Other taxes and
   licenses                       3,228       1,366   136          6,097        4,066    50
Stationery, supplies
   and postage                   10,979      10,064     9         22,448       21,623     4
Travel                            2,081       2,780   (25)         3,599        6,158   (42)
All other                        21,692      30,130   (28)        49,320       63,265   (22)
                               --------    --------             --------     --------
                                214,352     243,817   (12)       436,977      499,665   (13)
Restructuring charge                  -           -                    -      100,000   N/M
Gain (loss) on sale of
   premises                       (299)           -                2,457            -
OREO transactions                   744         395                 (93)         (31)

Asset write-downs                 1,953       1,338                1,953        1,338
Merger-related costs              2,455           -                6,455            -
Other nonrecurring expenses       4,000       4,075                    -        4,075
                               --------    --------             --------     --------
Total noninterest
   expenses                    $223,205    $249,625   (11)%     $447,749     $605,047   (26)%
                               ========    ========   ===       ========     ========   ===
NM  Not Meaningful

Employee compensation and benefits decreased 17 percent, or $42.9 million, in the second quarter of 1995 compared with the same period in the prior year.
The number of full-time equivalent employees has decreased from 12,165 at June 30, 1994, to 10,610 at December 31, 1994 and 9,704 at June 30, 1995, and is the
primary reason for the decrease in employee compensation and benefits.
Business divestitures accounted for approximately $29 million of the decrease and various staff reduction programs made up the balance of the decrease.

Noninterest expenses decreased in most categories of expense in addition to compensation and benefits in the first six months of 1995 as a result of cost reduction efforts and the divestiture of the majority of the mortgage loan origination offices of U. S. Bancorp's mortgage banking subsidiary in August of 1994, and the sale of the credit reporting subsidiary at year-end 1994. Legal and accounting expenses increased mainly due to higher legal expenses associated with the reduction of nonperforming assets.

The overhead ratio (defined as noninterest expenses as a percentage of tax-equivalent net interest income and noninterest revenues) decreased to 61.4 percent in the second quarter of 1995 from 69.8 percent in the second quarter of 1994 and 63.6 in the first quarter of 1995. Excluding other real estate owned transactions and noncore or nonrecurring items, the overhead ratio was
60.2 percent in the second quarter of 1995, 68.2 percent in the second quarter of 1994 and 63.6 percent in the first quarter of 1995.

OREO transactions include write-downs and gains and losses on disposition of properties. Asset write-downs in 1995 and 1994 consisted of accelerated amortization of affinity credit card intangibles.

Merger-related costs in 1995 were incurred in conjunction with the pending merger of U.S. Bancorp with West One. Other nonrecurring expenses in 1995 related to additional costs associated with consolidation of computer operations and reconfiguration of branch support functions. Other nonrecurring expenses in 1994 included a $3.0 million charge-off of deferred costs related to agent-originated consumer loans originated for sale and subsequently transferred to the loan portfolio. Also included, was a $1.0 million rent adjustment on the recently occupied U. S. Bank of Washington headquarters building.

In the first quarter of 1994, a $100 million restructuring charge was recorded related to a comprehensive program designed to allow U. S. Bancorp to become a more efficient, competitive and customer-focused financial institution. The program included staff reductions accomplished through an early retirement opportunity for certain employees, other severance programs and attrition; divestiture of noncore activities; and the consolidation and integration of certain operations and facilities that no longer fit U. S. Bancorp's corporate objectives or the needs of its regional customers. The program calls for consolidation of branch operations centers for all states from seven to two, elimination of corporate airplanes and closure of certain branches. As a result, U. S. Bancorp expects to achieve a 59 percent overhead ratio within three years of the initiation of the program.

The $100 million charge represented the incremental costs expected to result from the restructuring plan. Included in the restructuring charge were $52.4 million of costs associated with enhanced retirement and other benefit programs, $22.6 million of severance benefits, $9.5 million of expenses related to the cost to exit certain business activities, $7.3 million related to consolidation and integration of facilities, and $8.2 million of other cost reduction expenses related to the program.

U.S. Bancorp offered to eligible employees an early retirement incentive program, providing a reduction in the eligible age for retirement and an additional number of years of service toward the computation of retirement benefits. Certain employees were eligible for voluntary severance benefits, which exceeded standard severance benefits provided to personnel displaced in the restructuring program. In addition, certain employees received payments for their retention through agreed upon dates and outplacement services.

The most significant portion of future expense reductions will consist of savings of employee compensation and benefits due to a reduction in employees. By the third quarter of 1994, U. S. Bancorp had achieved its targeted ten percent reduction in full-time equivalent (FTE) employees, excluding the reduction in employees associated with the mortgage loan origination offices sold. By year-end 1994, FTE employees decreased to 10,160, or 18 percent, from 12,863 at December 31, 1993. Of the 2,253 decrease in FTE employees, 555 were the result of activities sold and the balance was directly related to the restructuring program. In the first quarter of 1995, additional reductions in FTE employees of 280 resulted from the sale of U. S. Bancorp's credit reporting subsidiary in January 1995.

Noninterest expenses for the first six months of 1995 totaled $447.7 million, compared with noninterest expenses of $505.0 million (excluding the $100 million restructuring charge) in the first six months of 1994, representing an annualized reduction in noninterest expenses of $115 million. FTE employees totaled 9,704 at June 30, 1995.

The restructuring activity is summarized in the table below. The balance of the restructuring charge liability will be funded out of operating cash flows. The restructure program has not had a material impact on U. S. Bancorp's liquidity.

                                                                                    FACILITIES
                                                                   SEVERANCE,      CONSOLIDATION
                                                                  OUTPLACEMENT     AND BUSINESS
                                                   RETIREMENT      AND OTHER        DIVESTITURE
                                                     PLANS          BENEFITS           COSTS         OTHER      TOTAL
                                                   ----------     ------------     -------------    -------    -------
                                                                              (IN MILLIONS)
Restructuring Provision .......................       $48.8           $26.2            $16.8          $8.2     $100.0
Utilization for the Period
  Cash ........................................           -            15.3              4.2           3.3       22.8
  Noncash .....................................        48.8(1)            -              9.5             -       58.3
                                                      -----           -----            -----          ----     ------
      Total ...................................        48.8            15.3             13.7           3.3       81.1
                                                      -----           -----            -----          ----     ------
Balance, December 31, 1994 ....................           -            10.9              3.1           4.9       18.9
Utilization for the Period
  Cash ........................................           -             6.7               .1           4.1       10.9
  Noncash .....................................           -               -                -             -          -
                                                      -----           -----            -----          ----     ------
      Total ...................................           -             6.7               .1           4.1       10.9
                                                      -----           -----            -----          ----     ------
Balance, June 30, 1995 ........................       $   -           $ 4.2           $  3.0          $ .8     $  8.0
                                                      =====           =====           ======          ====     ======

---------------
(1) Noncash amount of $48.8 million represents the amount transferred to U. S. Bancorp's benefit plan liabilities during 1994. Payment of the cost of the retirement programs will occur over a 10 to 15 year period as contributions by U. S. Bancorp are made to the benefit plans. Actual cash payments made to benefit plans are not included in the table above.

Income Taxes

The effective tax rates for the six months ended June 30, 1995 and 1994 were
35.4 and 31.0 percent, respectively. The increase in the effective tax rate in 1995 was mainly due to the higher level of earnings leading to a corresponding decrease in the proportion of tax-exempt income compared with 1994.

FINANCIAL CONDITION

Securities Portfolios

Securities available for sale totaled $1.08 billion at June 30, 1995 compared with $1.37 billion at December 31, 1994 and $1.55 billion at June 30, 1994. In the second quarter of 1995, U. S. Bancorp sold $230 million of securities, mainly mortgage-backed securities, from the available for sale portfolio for asset/liability management purposes. Maturities of U. S. Government agency securities, collateralized mortgage obligations and U. S. treasuries accounted for the balance of the decline.

Securities held to maturity totaled $1.27 billion at June 30, 1995, compared with $1.40 billion at December 31, 1994 and $1.57 billion at June 30, 1994. Maturities of collateralized mortgage obligations and other asset-backed securities accounted for the majority of the decrease. Securities in both portfolios are expected to continue to decline moderately in the future as the cash received from their maturities is used to fund loan growth.

Loan Portfolio

Loans in most categories increased at June 30, 1995 from the totals outstanding at December 31, 1994. Average loans were up 9 percent in second quarter 1995 from the prior year quarter, despite the sale of more than $200 million of credit card loans in the 1995 period. Excluding the sale of credit card loans, average loans increased 6 percent on an annualized basis from first quarter 1995.

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

                                                    June 30,       December 31,
Commercial Loan Distribution                          1995             1994
----------------------------                        --------       ------------
Manufacturing                                         16.9%            17.3%
Retail                                                11.9             11.0
Service                                               11.4             11.4
Wholesale                                             10.6             10.7
Forest products                                        6.6              8.2
Agricultural                                           8.8              8.3
Brokers, dealers and insurance                         6.1              5.8
Transportation                                         5.0              4.4
Financial, nonbank                                     4.5              4.7
Contractors                                            4.7              4.2
Other                                                 13.5             14.0
                                                     -----            -----
                                                     100.0%           100.0%
                                                     =====            =====

Real estate loans increased $11 million to $3.69 billion at June 30, 1995 from December 31, 1994, primarily due to an increase in one-to-four family residential real estate mortgage loans. This increase reflected the continued growth of this portfolio due to expansion of the Home Partner loan program in 1994. This program provides flexible guidelines and down payment options for first-time and low-to-moderate income borrowers.

The majority of U. S. Bancorp's real estate mortgage loans outstanding are collateralized by properties located in the Pacific Northwest and Northern California. U. S. Bancorp closely monitors the composition of its real estate portfolio through prudent underwriting criteria and by monitoring loan concentrations by geographic region and property type. An analysis of the real estate portfolio is presented in the following tables (in millions):

Real Estate Loans Outstanding
June 30, 1995                                  Residential     Commercial      Total
-----------------------------                  -----------     ----------      -----
Real estate construction                        $  229.6       $  504.1       $  733.7
Real estate mortgage                             1,121.4        1,836.0        2,957.4
                                                --------       --------       --------
                                                $1,351.0       $2,340.1       $3,691.1
                                                ========       ========       ========

Real Estate Loans Outstanding
Concentrations by State
and Type of Collateral
June 30, 1995                     Washington    Oregon    California    Other      Total
-----------------------------     ----------    ------    ----------    -----      -----
Residential                        $  466.9     $257.9      $506.6      $119.6    $1,351.0
Commercial
   Apartment/Condominium              212.2       84.3        76.1        46.4       419.0
   Office                             220.5      142.3        45.6        32.0       440.4
   Retail                              60.0       36.7         3.2        11.1       111.0
   Hotel/Motel                        177.9      158.9        83.5        50.4       470.7
   Land                                29.6       14.9        25.3        14.2        84.0
   Other                              319.3      261.7       150.1        83.9       815.0
                                   --------     ------      ------      ------    --------
      Total Commercial              1,019.5      698.8       383.8       238.0     2,340.1
                                   --------     ------      ------      ------    --------
Total                              $1,486.4     $956.7      $890.4      $357.6    $3,691.1
                                   ========     ======      ======      ======    ========

Liquidity

Liquidity is the ability to raise adequate and reasonably priced funds, primarily through deposits, as well as purchased funds and the issuance of debt and equity capital, and is managed through the selection of the asset mix and the maturity mix of liabilities. Maturing assets also provide a source of liquidity.

Core deposits, defined as deposits other than time deposits of $100,000 or more, are U. S. Bancorp's primary source of funding. Core deposits provide a sizable source of relatively stable and low-cost funds. Average core deposits and shareholders' equity, which totaled $15.9 billion and $16.3 billion in the first six months of 1995 and 1994, respectively, funded 75 percent and 77 percent of average total assets in these periods, respectively.

Other sources of liquidity include purchased funds, comprised of time deposits over $100,000 and short-term borrowings. Average purchased funds totaled $3.7 billion in the first six months of 1995, compared with $3.1 billion in the first six months of 1994. Average senior and subordinated debt was $854 million in the first six months of 1995, and was $1.1 billion in the first six months of 1994.

U. S. Bancorp's liquidity is enhanced by its accessibility to a diversity of national market sources of funds. In addition, U. S. Bancorp (the parent company) obtained a $500 million four-year revolving credit facility through a syndication involving 18 participating financial institutions in July 1995. This facility is viewed as a general liquidity line for the parent company. The following table summarizes U. S. Bancorp's ratings by major statistical rating agencies at June 30, 1995; such ratings are subject to revision or withdrawal at anytime.

                                   Standard                   Duff       Thomson
                                   & Poor's     Moody's     & Phelps    BankWatch
                                   --------     -------     --------    ---------
Commercial paper                     A-1          P-1        DUFF1+       TBW-1
Senior debt                          A            A2         AA-          A+
Subordinated debt                    A-           A3         A+           A
Preferred stock                      BBB+         a2         A            A-

Provision and Allowance for Credit Losses

The provision for credit losses for the second quarter of 1995 was $21.9 million and $42.3 million for the first six months of 1995. This compares with $25.5 million in the second quarter of 1994 and $45.3 million in the first six months a year ago. The lower provisions reflected improving asset quality trends and a lower level of commercial net charge-offs. Annualized net charge-offs in the first six months of 1995 were .40 percent compared with .48 percent for the first six months of 1994.

U. S. Bancorp's allowance for credit losses totaled $313.3 million at June 30, 1995 and was 191 percent of nonperforming loans. The allowance as a percentage of nonperforming loans was 168 percent and 151 percent at December 31, 1994 and June 30, 1994, respectively.

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

U. S. Bancorp continues to closely monitor credit risk in its loan portfolio.
U. S. Bancorp believes that its credit approval and review processes are effective and operating in accordance with sound banking policy and that the allowance for credit losses at June 30, 1995 was adequate to absorb potential credit losses inherent in loans, leases, loan commitments and standby letters of credit outstanding at that date.

The table below presents the change in the allowance for credit losses for the periods indicated.

                                               Six                                Six
                                              Months                             Months
                                              Ended          Year Ended          Ended
Allowance for Credit Losses                  June 30,       December 31,        June 30,
In Thousands                                   1995             1994              1994
---------------------------                  --------       ------------        --------
Loans (net of unearned income)             $15,956,600       $15,605,717      $14,647,138
Daily average loans
   (net of unearned income)                $15,723,695       $14,728,160      $14,273,094

Balance of allowance for credit
   losses at beginning of period              $305,802          $270,229         $270,229
Dispositions                                    (3,219)           (1,241)          (2,255)
Charge-offs
   Commercial                                    8,870            33,186           22,192
   Lease financing                                  35             1,027              129
   Real estate construction                        257            12,080              442
   Real estate mortgage                          6,120             4,237            2,369
   Consumer                                     18,622            27,126           12,511
   Bank card                                    15,183            28,356           14,699
                                              --------          --------         --------
                                                49,087           106,012           52,342
                                              --------          --------         --------
Recoveries
   Commercial                                    6,830            14,512            6,459
   Lease financing                                 153             1,056              853
   Real estate construction                      1,655             1,234            1,147
   Real estate mortgage                          1,442             4,638            2,728
   Consumer                                      5,121             9,508            4,819
   Bank card                                     2,312             5,010            2,449
                                              --------          --------         --------
                                                17,513            35,958           18,455
                                              --------          --------         --------
Net charge-offs                                 31,574            70,054           33,887
Provision for credit losses                     42,265           106,868           45,301
                                              --------          --------         --------
Balance of allowance credit
   losses at end of period                    $313,274          $305,802         $279,388
                                              ========          ========         ========

Net charge-offs to average loans
   and leases                                      .40%              .48%             .48%
Allowance for credit for losses to
   period-end loans                               1.96%             1.96%            1.91%
Allowance as a % of nonperforming loans            191%              168%             151%

Asset Quality

During the first six months of 1995, U. S. Bancorp continued to experience positive asset quality trends. Nonperforming assets as a percentage of loans and foreclosed assets decreased to 1.20 percent at June 30, 1995 from 1.31 percent at December 31, 1994, and 1.46 percent at June 30, 1994.

At June 30, 1995, nonperforming assets decreased $12.4 million from December 31, 1994 and $21.7 million from a year ago, to $192.4 million. Nonaccrual loans and restructured loans have fallen to 1.03 percent of total loans at June 30, 1995. Nonaccrual loans were reduced by principal payments, charge-offs and other transactions totaling $83.1 million, offsetting new loans placed on nonaccrual during the first six months of 1995 totaling $65.3 million, for a net decrease of $17.8 million. While the overall credit quality of the loan portfolio has improved, the total nonaccrual balance could fluctuate from quarter to quarter. U. S. Bancorp anticipates normal influxes of nonaccrual loans as it increases its lending activity as well as resolutions of loans currently in the nonaccrual portfolio.

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

The following table summarizes U. S. Bancorp's nonperforming assets and past due loans. Past due loans are defined as loans contractually past due as to interest or principal 90 days or more.

                                                    June 30,         December 31,      June 30,
In Thousands                                          1995               1994            1994
------------                                        --------         ------------      --------
   Nonaccrual loans                                 $153,026           $170,802        $173,988
   Restructured loans                                 11,168             11,307          11,373
   Other real estate and equipment owned              28,191             22,676          28,730
                                                    --------           --------        --------
     Total nonperforming assets                     $192,385           $204,785        $214,091
                                                    ========           ========        ========

   Accruing loans past due 90 days or more           $15,073            $15,612         $12,422
                                                     =======            =======         =======

   Total nonaccrual and restructured loans
     as percentage of total loans                       1.03%              1.17%           1.27%
   Total nonperforming assets as a percentage
     of outstanding loans and foreclosed assets         1.20%              1.31%           1.46%

The following table presents nonaccrual loans on both a contractually past due and contractually current basis at June 30, 1995. Both book and contractual balances are indicated, the difference reflecting charge-offs and interest payments applied to principal. As of that date, $47.8 million, or 31 percent, of the loans on nonaccrual status were less than 90 days past due or contractually current as to principal and interest payments. Of the nonaccrual loans that are contractually current, loans to seven borrowers amounted to 86 percent of the total, and there was some uncertainty that these loans will remain contractually current.

                                                                 Cumulative
                                                                Cash Interest
                                      Book                        Payments     Contractual
                                    Principal    Cumulative      Applied to     Principal
In Thousands, June 30, 1995          Balance   Charge-Offs (5)  Principal (5)    Balance
---------------------------         ---------  ---------------  -------------  -----------
Contractually past due (1):
   Payments not made (2):
      90 days or more past due      $ 31,854       $10,029         $     -       $ 41,883
      Less than 90 days past due         354             -               -            354
                                    --------       -------         -------       --------
                                      32,208        10,029               -         42,237
                                    --------       -------         -------       --------

   Payments made (3):
      90 days or more past due        73,363        31,496          12,462        117,321
      Less than 90 days past due      19,263             -             606         19,869
                                    --------       -------         -------       --------
                                      92,626        31,496          13,068        137,190
                                    --------       -------         -------       --------
          Total past due             124,834        41,525          13,068        179,427
                                    --------       -------         -------       --------
Contractually current (4)             28,192         4,047           4,655         36,894
                                    --------       -------         -------       --------
Total nonaccrual loans              $153,026       $45,572         $17,723       $216,321
                                    ========       =======         =======       ========


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

Each subsidiary bank is subjected to capital requirements similar to the requirements for bank holding companies. At June 30, 1995, all of U. S. Bancorp's banking subsidiaries met the risk-based capital ratio and leverage ratio requirements for "well capitalized" banks. The banking subsidiaries' ratios are expected to be maintained at the required levels by the retention of earnings and, if necessary, the issuance of additional capital-qualifying securities.

The risk-based capital and leverage ratios for U. S. Bancorp and its significant bank subsidiaries at June 30, 1995 are presented in the table below (assets in millions):

                                                               Risk-based
                                                             Capital Ratios
                                                           ------------------
                                                Total                  Total      Leverage
                                               Assets      Tier 1     Capital      Ratio
                                               ------      ------     -------     --------
U. S. Bancorp (Consolidated)                  $21,350       8.65%      11.49%        8.29%
Bank Subsidiaries
   U. S. Bank of Oregon                        10,775       8.85       10.90         9.29
   U. S. Bank of Washington                     6,706       8.46       10.79         8.84
   U. S. Bank of California                     2,024      11.37       13.75         7.67
   U. S. Bank of Nevada                           888      10.29       13.25         6.97
   U. S. Bank of Idaho                            123      12.87       14.13        10.95

At June 30, 1995, common shareholders' equity was $1.7 billion. For the first six months of 1995, average common equity to average total assets increased to
7.88 percent from 7.72 percent for the first six months of 1994. In April 1994, U. S. Bancorp initiated a program to repurchase up to six million shares of U. S. Bancorp common stock over the next five years which will be used for reissuance through U. S. Bancorp's stock incentive plan. The annual common dividend rate was $1.00 per share at June 30, 1995. Dividends of $.94 per common share were declared for the year 1994. The respective second quarter rates for 1995 and 1994 were $.25 and $.22.

Part II - Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         (a) The exhibits filed herewith are listed in the Exhibit Index on page 31 of this report.

         (b) During the quarter ended June 30, 1995, no reports on Form 8-K were filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 U. S. BANCORP
(Registrant)




Date:  August 14, 1995         By:/s/  STEVEN P. ERWIN
                                    ----------------------------------------
                                    Steven P. Erwin
                                    Executive Vice President and Chief
                                        Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit
-------
12.1     U. S. Bancorp and Subsidiaries -
         Computation of Ratios of Consolidated Earnings to Fixed Charges.

12.2     U. S. Bancorp and Subsidiaries -
         Capital Ratios.

27.      Financial Data Schedule.