Form 10-Q
period 1995-09-30
US BANCORP /OR/
filed 1995-11-14
CIK 101542

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                           COMMISSION FILE NO. 0-3505

                                  U. S. BANCORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Oregon                                   93-0571730
     (State or other jurisdiction of           (IRS Employer Identification No.)
      incorporation or organization)


          111 S.W. Fifth Avenue                              97204
             Portland, Oregon                              (Zip Code)
 (Address of principal executive offices)

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

Number of shares of Common Stock, par value $5, outstanding at October 31, 1995:
97,498,548 shares.


================================================================================

                                  U. S. BANCORP

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                                                         PAGE
                                                                                                         ----
             Item 1.      Financial Statements
                          Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . .   3
                          Consolidated Statement of Income . . . . . . . . . . . . . . . . . . . . . .   5
                          Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . .   7
                          Consolidated Statement of Changes in Shareholders' Equity  . . . . . . . . .   9
                          Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .  10

             Item 2.      Management's Discussion and Analysis of
                            Financial Condition and Results of Operations  . . . . . . . . . . . . . .  12

PART II - OTHER INFORMATION

             Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . .  31
             Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .  31


Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          U.S. BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                               September 30,        December 31,       September 30,
In Thousands                                                       1995                1994                1994
------------                                                       ----                ----                ----
ASSETS
Cash and due from banks                                         $ 1,483,046         $ 1,488,743         $ 1,434,518
Interest-bearing deposits with banks                                  1,113               1,461               1,631
Federal funds sold and security resell agreements                   172,769             429,366             384,195
Other short-term investments                                          8,606               9,287              10,145
Trading account securities                                          172,943             137,194             173,081
Loans held for sale                                                  95,910             148,179              99,326
Securities available for sale, at fair value (amortized cost:
  $1,213,117, $1,411,764 and $1,369,982, respectively)            1,236,836           1,369,437           1,346,262
Securities held to maturity, at amortized cost (fair value:
  $1,175,196, $1,342,638 and $1,499,411, respectively)            1,173,697           1,404,835           1,534,272
Loans and lease financing, net of unearned income
  Commercial                                                      7,936,478           7,384,593           7,330,303
  Foreign                                                            57,143              49,834              79,136
  Real estate construction                                          743,050             667,177             669,211
  Real estate mortgage                                            3,038,151           2,946,541           2,860,591
  Consumer                                                        3,436,839           3,737,973           3,639,458
  Lease financing                                                   903,237             819,599             766,757
                                                                -----------         -----------         -----------
Total loans and lease financing                                  16,114,898          15,605,717          15,345,456
Allowance for credit losses                                        (318,261)           (305,802)           (298,683)
                                                                -----------         -----------         -----------
Net loans and lease financing                                    15,796,637          15,299,915          15,046,773
Premises, furniture and equipment                                   514,445             544,701             542,982
Other real estate and equipment owned                                34,305              22,676              26,002
Customers' liability on acceptances                                 291,173             225,229             226,657
Other assets                                                        619,356             735,386             683,385
                                                                -----------         -----------         -----------
                                                                $21,600,836         $21,816,409         $21,509,229
                                                                ===========         ===========         ===========


See Notes to Financial Statements.

                          U.S. BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (CONTINUED)


                                                    September 30,        December 31,       September 30,
In Thousands                                            1995                1994                1994
------------                                            ----                ----                ----
LIABILITIES
Deposits:
  Noninterest-bearing deposits                       $ 4,071,392         $ 4,021,659         $ 3,936,646
  NOW accounts and interest checking                   1,912,780           2,071,293           2,156,201
  Savings                                              1,262,701           1,612,356           1,760,202
  Money market deposit accounts                        3,912,379           3,176,920           3,121,751
  Other time deposits                                  3,522,571           3,514,942           3,748,388
  Time - $100,000 or more                                858,128             651,196             481,513
                                                     -----------         -----------         -----------
Total deposits                                        15,539,951          15,048,366          15,204,701

Federal funds purchased and security
  repurchase agreements                                1,862,465           2,783,503           2,110,484
Commercial paper                                         169,205             171,454             179,559
Other short-term borrowings                              483,282             393,587             395,260
Long-term debt                                           821,760             994,870           1,179,173
Accrued income taxes                                      90,337              47,245              59,404
Acceptances outstanding                                  291,173             225,229             226,657
Other liabilities                                        391,284             374,870             379,729
                                                     -----------         -----------         -----------
      Total liabilities                               19,649,457          20,039,124          19,734,967

SHAREHOLDERS' EQUITY
  Preferred stock                                        150,000             150,000             150,000
  Common stock                                           491,694             490,690             495,658
  Capital surplus                                        353,008             350,612             369,607
  Retained earnings                                      943,411             811,808             774,157
  Net unrealized gain (loss) on securities
    available for sale, net of tax                        13,266             (25,825)            (15,160)
                                                     -----------         -----------         -----------
Total shareholders' equity                             1,951,379           1,777,285           1,774,262
                                                     -----------         -----------         -----------
                                                     $21,600,836         $21,816,409         $21,509,229
                                                     ===========         ===========         ===========



See Notes to Financial Statements.

                          U.S. BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME



                                                  Third Quarter Ended                Nine Months Ended
                                                     September 30,                     September 30,
In Thousands,                                     -------------------             -----------------------
Except Per Share Data                             1995           1994             1995               1994
---------------------                             ----           ----             ----               ----
INTEREST INCOME
Loans, including fees                           $379,906       $325,657       $1,113,403         $  912,410
Securities held to maturity                       18,790         22,838           60,515             72,462
Securities available for sale                     15,821         20,281           50,097             61,666
Loans held for sale                                2,025          3,810            8,113             22,828
Trading account securities                         2,367          2,200            7,089              6,617
Other interest income                              1,797          3,128            6,161              8,375
                                                --------       --------       ----------         ----------
Total interest income                            420,706        377,914        1,245,378          1,084,358
                                                --------       --------       ----------         ----------

INTEREST EXPENSE
Deposits                                         115,243         86,719          332,265            250,197
Short-term borrowings                             36,611         26,657          120,885             68,245
Long-term debt                                    14,889         17,011           45,667             53,473
                                                --------       --------       ----------         ----------
Total interest expense                           166,743        130,387          498,817            371,915
                                                --------       --------       ----------         ----------
NET INTEREST INCOME                              253,963        247,527          746,561            712,443
Provision for credit losses                       21,156         34,629           63,421             79,930
                                                --------       --------       ----------         ----------
Net interest income after
  provision for credit losses                    232,807        212,898          683,140            632,513

NONINTEREST REVENUES
Service charges on deposit accounts               36,656         38,235          112,279            113,757
Bank card revenue, net                            16,310         15,668           45,924             44,756
Trust and investment management                   12,323         12,032           38,586             37,765
Exchange fees                                      7,478          7,466           22,707             20,970
Insurance revenue                                  3,820          4,408           11,406             15,022
Other operating revenue                           22,332         15,884           70,516             57,640
Mortgage banking income, net                       1,610          3,352            5,095             17,473
Equity investment income (loss)                    2,795         (2,995)           3,270             (4,425)
Gain (loss) on sale of securities
 available for sale                                  617         (8,507)           2,307             (8,143)
Gain on sale of operations                           -           50,846              473             50,846
Credit reporting revenue                             -            3,902             -                13,212
                                                --------       --------       ----------        -----------
Total noninterest revenues                      $103,941       $140,291       $  312,563        $   358,873
                                                --------       --------       ----------        -----------


See Notes to Financial Statements.

                         U.S. BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (CONTINUED)



                                                  Third Quarter Ended                Nine Months Ended
                                                     September 30,                     September 30,
In Thousands,                                    ----------------------         ------------------------
Except Per Share Data                              1995          1994             1995            1994
---------------------                              ----          ----             ----            ----
NONINTEREST EXPENSE
Employee compensation and benefits               $103,667      $116,457         $312,151        $367,811
Net occupancy expense                              15,907        17,101           47,800          49,622
Equipment rentals, depreciation
  and maintenance                                  22,772        25,037           71,100          75,364
Stationery, supplies and postage                   11,047        10,441           33,495          32,064
Regulatory agency fees                              3,252         9,748           22,598          29,880
Telecommunications                                  6,653         7,414           19,406          21,359
Amortization of intangibles                         4,090         6,205           13,767          17,166
Other operating expense                            37,813        73,355          126,178         177,539
Merger-related costs and business
 consolidation expenses                             2,989           -              9,444             -
Restructuring charge                                  -             -                -           100,000
                                                 --------      --------         --------        --------
Total noninterest expense                         208,190       265,758          655,939         870,805
                                                 --------      --------         --------        --------
Income before income taxes                        128,558        87,431          339,764         120,581
Provision for income taxes                         47,371        24,693          122,056          34,968
                                                 --------      --------         --------        --------
Net income                                       $ 81,187      $ 62,738         $217,708        $ 85,613
                                                 ========      ========         ========        ========
Net income applicable to
  common shareholders                            $ 78,140      $ 59,691         $208,567        $ 76,472
Per common share:
  Net income                                         $.79          $.60            $2.12            $.77
  Cash dividends declared                             .28           .25              .78             .69

Average number of common
  shares outstanding                               98,280        99,624           98,213          99,763



See Notes to Financial Statements.

                          U.S. BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      Nine Months Ended
                                                                         September 30,
                                                                  --------------------------
In Thousands                                                         1995             1994
------------                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $ 217,708      $    85,613
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation, amortization and accretion                       66,705           82,334
      Provision for credit losses                                    63,421           79,930
      Noncash portion of restructuring charge                           -             85,916
      Net gain on sales of operations                                  (473)         (50,846)
      Equity investment (income) loss                                (3,270)           3,822
      (Gain) loss on sales of securities available for sale          (2,307)           8,143
      Gain on sales of trading securities                           (12,577)          (2,755)
      Net gain on sales of loans and property                       (22,953)         (20,175)
      Net gain on sales of mortgage loan servicing rights               -               (563)
      Change in loans held for sale                                  54,022          579,317
      Change in trading account securities                          (21,828)          21,397
      Change in deferred loan fees, net of amortization               4,434            5,449
      Change in accrued interest receivable                          (6,024)             (84)
      Change in accrued interest payable                             19,931            1,078
      Change in other assets and liabilities, net                   138,420          (51,637)
                                                                   --------      -----------
        Net cash provided by operating activities                   495,209          826,939
                                                                   --------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of interest-earning
    deposits of nonbank subsidiaries                                  9,918            7,980
  Purchase of interest-earning deposits by nonbank subsidiaries     (10,026)          (8,827)
  Net decrease in investments in interest-
    earning deposits by banking subsidiaries                          1,778            1,478
  Proceeds from maturities of securities held to maturity           229,742          602,014
  Purchase of securities held to maturity                               -           (360,985)
  Proceeds from maturities of securities available for sale         173,983          182,464
  Purchase of securities available for sale                        (648,480)        (247,797)
  Proceeds from sale of securities available for sale               664,227          280,132
  Proceeds from sales of equity investments                           3,851              110
  Purchase of equity investments                                    (25,659)         (16,819)
  Principal collected on loans by nonbank subsidiaries              753,894          632,639
  Loans made to customers by nonbank subsidiaries                  (895,887)        (647,578)
  Net increase in loans by banking subsidiaries                    (463,528)      (1,155,977)
  Proceeds from sales of loans                                       14,660           31,669
  Proceeds from sales of premises and equipment                      28,767           12,520
  Purchase of premises and equipment                                (45,038)         (85,411)
  Proceeds from sale of foreclosed assets                            31,431           30,216
  Proceeds from sale of mortgage loan servicing rights                  -             24,592
  Purchase of mortgage loan servicing rights                            -             (1,044)
  Acquisitions/dispositions, net of cash and cash equivalents        11,389          152,661
                                                                   --------      -----------
        Net cash used in investing activities                      (164,978)        (559,963)
                                                                   --------      -----------



See Notes to Financial Statements.

                         U.S. BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (CONTINUED)


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                             --------------------------
In Thousands                                                                   1995             1994
------------                                                                   ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                                    $  491,780       $ (304,690)
  Net change in short-term borrowings                                         (980,982)         279,882
  Proceeds from issuance of long-term debt                                     216,982          386,715
  Repayment of long-term debt                                                 (240,200)        (259,311)
  Proceeds from issuance of stock                                                5,049            9,745
  Common stock repurchased                                                      (2,351)         (31,507)
  Dividends paid                                                               (82,803)         (74,979)
                                                                            ----------       ----------
Net cash provided by (used in) financing activities                           (592,525)           5,855
                                                                            ----------       ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (262,294)         272,831

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               1,918,109        1,545,882
                                                                            ----------       ----------

CASH AND CASH EQUIVALENTS AT PERIOD END                                     $1,655,815       $1,818,713
                                                                            ==========       ==========
Supplemental disclosures:
Cash paid during the period for:
  Interest                                                                  $  518,748       $  409,985
  Income taxes                                                                  97,662           66,186
Non-cash investing activities:
  Transfer from loans to loans held for sale                                   240,169           95,633
  Transfer of investments from available for sale to held to maturity              -             41,895
  Fair value adjustment to securities available for sale                        66,010           53,755
  Income tax effect related to fair value adjustment                            23,786           20,470
  Transfer from loans to other real estate owned                                46,029           19,658


See Notes to Financial Statements.

                         U.S. BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                Nine Months Ended
                                                                                   September 30,
                                                                             --------------------------
In Thousands                                                                   1995              1994
------------                                                                   ----              ----
Shareholders' equity at beginning of period                                 $1,777,285        $1,818,195
Net income                                                                     217,708            85,613
Stock options exercised, dividends reinvested and
  other transactions                                                             5,399            13,209
Common stock repurchased                                                        (2,351)          (31,507)
Preferred dividends declared                                                    (9,140)           (9,140)
Common dividends declared                                                      (76,613)          (68,823)
Adjustment of available for sale securities to market
  value, net of deferred taxes                                                  39,091           (33,285)
                                                                            ----------        ----------
Shareholders' equity at end of period                                       $1,951,379        $1,774,262
                                                                            ==========        ==========

See Notes to Financial Statements.

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

2.       Commitments and Contingent Liabilities

         In the normal course of business there are various commitments and contingent liabilities to extend credit and guarantees, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions. Such commitments and contingent liabilities include commitments to extend credit of $11.5 billion , $14.0 billion and $12.9 billion and standby letters of credit of $886 million, $676 million and $689 million at September 30, 1995, December 31, 1994 and September 30, 1994, respectively.

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

         When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such case, the current fair value of the collateral, reduced by costs to sell, is used. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by creating or adjusting an allocation of the allowance for credit losses. SFAS No. 114 does not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected.

         When a loan is identified as impaired, interest accrued but not received is reversed against interest income. Subsequent cash received by U. S. Bancorp related to impaired loans is generally applied to reduce the principal balance; only insignificant amounts of cash receipts have been recognized as interest income in 1995.

         At September 30, 1995, U. S. Bancorp's recorded investment in loans for which an impairment has been recognized totaled $111.7 million. Included in this amount is $19.5 million of impaired loans for which the related SFAS No. 114 allowance is $5.7 million. The balance of the allowance for credit losses in excess of these specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's quarterly analysis of the allowance. The average recorded investment in impaired loans was $130.6 million during the third quarter of 1995, and $137.4 million for the first nine months of 1995.

         The Financial Accounting Standards Board issued SFAS No. 122 "Accounting for Mortgage Servicing Rights", an amendment of SFAS No. 65, in May 1995. This Statement requires that U.S. Bancorp recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. Previously, only purchased servicing rights were capitalizable as an asset, whereas internally originated rights were expensed. This Statement also requires that capitalized excess servicing receivables be assessed for impairment based on fair value, rather than an estimate of undiscounted future cash flows. This Statement must be applied prospectively, beginning in 1996, but may be adopted earlier for periods for which financial statements have not been issued. Adoption of this Standard is not expected to have a significant impact on the financial statements of U.S. Bancorp.

4.       Acquisitions

         On May 8, 1995, U.S. Bancorp announced the signing of a definitive agreement to merge, under the U.S. Bancorp name, with West One Bancorp (West
One), a bank holding company headquartered in Boise, Idaho with $9.2 billion in assets at September 30, 1995. Under terms of the agreement, each share of West One common stock will be exchanged for 1.47 shares of U.S. Bancorp common stock. On October 3, 1995, shareholders of U.S. Bancorp and West One approved the merger of the two organizations, which will create a $30 billion superregional financial services company doing business in six western states. In conjunction with the merger, the combined companies will be divesting certain branches with deposits of approximately $720 million and loans of approximately $460 million in 1996. The merger is expected to close by year-end, pending regulatory approval.

         Merger-related expenses reflecting transaction costs of the merger and the costs of combining operations are anticipated to be charged to earnings, principally in the quarter in which the merger closes, with some carryover into subsequent quarters. As planning for the merger continues and uncertainties regarding the merger process are resolved, estimates of merger-related expenses are continuing to be developed. Although the precise magnitude of the increase is not presently determinable, management believes that the aggregate after-tax charge to earnings for merger-related expenses will exceed the estimate of $60 million reflected in

U.S. Bancorp's Current Report on Form 8-K dated August 30, 1995. In addition, management intends to perform a detailed analysis of the credit risks inherent in the integration and management of the loan portfolio of the combined institution, which may result in an increase in the allowance for credit losses at closing. Although the precise magnitude of the increase is not presently determinable, management believes that the increase in the allowance for credit losses will exceed the estimate of $15 million reflected in U.S. Bancorp's Current Report on Form 8-K dated August 30, 1995.

U.S. Bancorp and West One currently expect, based on information known at this time, to achieve annual pre-tax cost savings of approximately $84 million by 1997. The cost savings are expected to be realized primarily through staff reductions, consolidation of certain systems and back office support functions, and the elimination, consolidation or sale of certain branches and administrative functions.

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

SELECTED FINANCIAL DATA

                                  Third Quarter Ended               Nine Months Ended
                                     September 30,                    September 30,
Dollars in Millions               -------------------    Percent   -------------------     Percent
Except Per Share                   1995        1994      Change     1995        1994       Change
-------------------                ----        ----      -------    ----        ----       -------
Net interest income              $  254.0     $ 247.5       3%     $ 746.6     $ 712.4        5%
Provision for credit losses          21.2        34.6     (39)        63.4        79.9      (21)
Net income                           81.2        62.7      29        217.7        85.6      154

PER COMMON SHARE
Net income                       $    .79     $   .60      32%     $  2.12     $   .77      175%
Dividends declared                    .28         .25      12          .78         .69       13
Book value (period-end)                                              18.32       16.40       12

AVERAGE BALANCES
Average assets                   $ 21,166     $21,053       1%     $21,183     $21,069        1%
Interest-earning assets            18,686      18,563       1       18,720      18,571        1
Loans                              15,976      14,961       7       15,809      14,505        9
Deposits                           15,122      15,199      (1)      14,973      15,189       (1)
Average common
  shareholders' equity              1,759       1,624       8        1,699       1,627        4

PERIOD-END BALANCES
Assets                                                             $21,601     $21,509        -%
Interest-earning assets                                             18,977      18,894        -
Loans                                                               16,115      15,345        5
Deposits                                                            15,540      15,205        2
Long-term debt                                                         822       1,179      (30)
Common shareholders' equity                                          1,801       1,624       11
Preferred stock                                                        150         150        -
Full-time equivalent
  employees                                                          9,748      10,898      (11)

SELECTED RATIOS
Return on average common
  equity                            17.63%      14.58%               16.41%       6.29%
Return on average assets             1.52        1.18                 1.37         .54
Overhead ratio                      56.98       67.06                60.63       79.42
Net interest margin                  5.57        5.49                 5.49        5.30
Leverage ratio                                                        8.53        7.70
Risk-based capital ratios
  Tier 1 capital                                                      8.71        8.10
  Total capital                                                      11.50       10.94

RESULTS OF OPERATIONS

OVERVIEW

         To facilitate the discussion of its results of operations, in the table on the next page U.S. Bancorp provides an additional analysis of performance to supplement the accompanying consolidated income statement and balance sheet. This additional analysis of performance should not be viewed as a substitute for the GAAP-based financial statements previously presented. There are two primary differences between the consolidated income statement and the operating income analysis that follows. First, the operating income analysis presents the line items in a slightly different order. Second, certain transactions that are nonrecurring items or that are not related to core businesses are not included in noninterest revenues and noninterest expenses in determining operating income and are presented separately after operating income. Management has presented the analysis as they believe it is meaningful to understand the results and trends in core operating income separately from nonrecurring and noncore activities.

         For detailed information on the items presented as noncore or nonrecurring, refer to the respective discussions of "Noninterest Revenues" and "Noninterest Expenses".

         For the third quarter of 1995, net income was $81.2 million, compared with net income of $62.7 million in the third quarter of 1994. Operating income, as defined and presented in the following table, increased 31 percent over the same period a year ago, mainly as a result of the restructuring initiatives started in March of 1994. The following key highlights compare the third quarter of 1995 with the same period of 1994 unless otherwise noted:

- Net income totaled a record $81 million, or $.79 per share, an increase of 29 percent from $63 million, or $.60 per share.

- Operating income (income on a tax-equivalent basis before the provision for credit losses, other real estate owned transactions,items determined to be noncore or nonrecurring, and income taxes) of $153.8 million was up 31 percent from $ 117.4 million.

- Net interest margin of 5.57 percent compared favorably to a 5.49 percent margin in the prior year's quarter as well as to the 5.45 percent margin in the second quarter of 1995.

- Noninterest expenses (before other real estate owned transactions and items determined to be noncore or nonrecurring) of $208 million dropped 13 percent from $240 million.

- Return on average assets improved to 1.52 percent from 1.18 percent, while the return on average common equity rose to 17.6 percent from 14.6 percent.

- Overhead ratio improved to 56.98 percent from 67.06 percent. Excluding other real estate owned transactions and noncore or nonrecurring items, the overhead ratio would have been 57.47 percent in the third quarter of 1995.

         For the first nine months of 1995, net income was $217.7 million, compared with net income of $85.6 million for the first nine months of 1994. The results for the 1994 period included the impact of a $100 million pretax restructuring charge and the $50.8 million gain on sale of U. S. Bancorp's mortgage origination offices and mortgage loan servicing portfolio.

         The table below presents U. S. Bancorp's major income and expense components for the third quarter and nine month periods. A discussion of the major changes in each key component follows.

                                             Third Quarter Ended                   Nine Months Ended
                                                September 30,                        September 30,
Dollars in Thousands                         -------------------     Percent       -----------------     Percent
Except Per Share                             1995        1994        Change        1995         1994     Change
--------------------                         ----        ----        -------       ----         ----     -------
Net interest income (1)                    $261,417    $255,986         2%       $769,365    $ 737,594      4%
Noninterest revenues                        100,257     101,122        (1)        298,544      319,006     (6)
Noninterest expenses                        207,856     239,736       (13)        644,833      739,340    (13)
                                           --------    --------                  --------    ---------
Operating income (1)                        153,818     117,372        31         423,076      317,260     33
Provision for credit
  losses                                    (21,156)    (34,629)      (39)        (63,421)     (79,930)   (21)
OREO transactions                             2,630          28       N/M           2,723           (2)   N/M
                                           --------    --------                  --------    ---------
                                            135,292      82,771        63         362,378      237,328     53
Equity investment
  income (loss)                               2,795      (2,995)                    3,270       (4,425)
Gain on sale of
  operations and loans                            -      52,188                     5,107       61,794
Gain (loss) on sale of securities
  available for sale                            617      (8,507)                    2,307       (8,143)
Nonrecurring noninterest
  revenue items                                 272      (1,517)                    3,335       (9,359)
Restructuring charge                              -           -                         -     (100,000)
Merger-related costs and business
  consolidation expenses                     (2,989)          -                    (9,444)           -
Nonrecurring noninterest
  expense items                                  25     (26,050)                   (4,385)     (31,463)
                                           --------    --------                  --------    ---------
Income before income
  taxes (1)                                 136,012      95,890                   362,568      145,732
Less tax-equivalent
  adjustment included
  above                                       7,454       8,459                    22,804       25,151

Provision for income taxes                   47,371      24,693                   122,056       34,968
                                           --------    --------                  --------    ---------
Net income                                 $ 81,187    $ 62,738        29%       $217,708    $  85,613    154%
                                           ========    ========        ==        ========    =========    ===

-----------------
(1) Tax-equivalent basis

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

                                                                                   Net
Analysis of Net Interest Income                        Interest     Interest     Interest
(In Millions)                                           Income      Expense       Income
-------------------------------                        --------     --------     --------
Third quarter 1994 as reported                         $  386.3     $ 130.3      $ 256.0
Increase (decrease) due to:
  Changes in balances                                       2.5        (1.7)         4.2
  Changes in rates                                         39.3        38.1          1.2
                                                       --------     -------      -------
Third quarter 1995 as reported                         $  428.1     $ 166.7      $ 261.4
                                                       ========     =======      =======

Nine months ended September 30, 1994 as reported       $1,109.5     $ 371.9      $ 737.6
Increase (decrease) due to:
  Changes in balances                                       8.5        (1.6)        10.1
  Changes in rates                                        150.2       128.5         21.7
                                                       --------     -------      -------
Nine months ended September 30, 1995 as reported       $1,268.2     $ 498.8      $ 769.4
                                                       ========     =======      =======

Third Quarter Ended September 30, 1995 Compared With Third Quarter Ended September 30, 1994

         Net interest income on a tax-equivalent basis was $261.4 million, up 2 percent or $5.4 million, over the third quarter of 1994. The net interest margin in the third quarter of 1995 was 5.57 percent compared with 5.49 percent in the same quarter a year ago, and increased from 5.45 percent in the preceding quarter.

         The spread between the yield on earning assets and rates paid on interest-bearing liabilities decreased in the third quarter of 1995 compared with third quarter 1994 mainly due to the cost of purchased funds and other short-term borrowings increasing at a faster rate than loan yields. The increase in the margin is due to the favorable impact of a higher level of noninterest-bearing funds, primarily noninterest-bearing deposits and shareholders' equity, which offset the decrease in the interest rate spread.

         Loans averaged $16.0 billion in third quarter 1995, an increase of $1.0 billion or 7 percent, compared with the third quarter a year ago. Strong growth was achieved in commercial and real estate mortgage lending.

         Average total securities portfolios were $2.3 billion during the third quarter of 1995, a 22 percent decrease from $3.0 billion in third quarter 1994. The decrease is due to the maturity of securities held for investment, as well as sale of certain available for sale securities for asset/liability management purposes.

         Average core deposits, defined as deposits other than time deposits of $100,000 or more, were $14.2 billion and $14.6 billion in the third quarter of 1995 and 1994, respectively, and funded 76 percent and 78 percent of average earning assets in those periods, respectively.

Nine Months Ended September 30, 1995 Compared With Nine Months Ended September 30, 1994

         Net interest income on a tax-equivalent basis was $769.4 million, up
4 percent or $31.8 million, over the first nine months of 1994. The net interest margin in the first nine months of 1995 was 5.49 percent compared with 5.30 percent in the same period a year ago.

         The spread between the yield on earning assets and rates paid on interest-bearing liabilities decreased in the first nine months of 1995 compared with the same period in 1994 mainly due to the cost of purchased funds and other short-term borrowings increasing at a faster rate than loan yields. The increase in the margin is due to the favorable impact of a higher level of noninterest-bearing funds, primarily noninterest-bearing deposits and shareholders' equity, which offset the decrease in the interest rate spread.

         Loans averaged $15.8 billion in the first nine months of 1995, an increase of $1.3 billion or 9 percent, compared with the first nine months of 1994. Average total securities portfolios were $2.5 billion during the first nine months of 1995, a 22 percent decrease from $3.2 billion in the first nine months of 1994.

         Average core deposits, defined as deposits other than time deposits of $100,000 or more, were $14.1 billion and $14.5 billion in the first nine months of 1995 and 1994, respectively, and funded 76 percent and 78 percent of average earning assets in those periods, respectively.

                                       Third Quarter Ended     Nine Months Ended
                                          September 30,          September 30,
Net Interest Margin Analysis           -------------------     -----------------
(Tax-equivalent Basis)                  1995         1994       1995        1994
----------------------------            ----         ----       ----        ----
Average rate earned on interest
  earning assets                        9.11%        8.28%      9.05%       7.98%
Average rate paid on interest-bearing
  liabilities                           4.50         3.48       4.47        3 31
                                        ----         ----       ----        ----
Rate spread                             4.61         4.80       4.58        4.67
                                        ----         ----       ----        ----
Net interest margin                     5.57%        5.49%      5.49%       5.30%
                                        ====         ====       ====        ====

NONINTEREST REVENUES

         Noninterest revenues increased $4.5 million or 5 percent in the third quarter of 1995 compared with the third quarter of 1994, excluding revenues associated with activities affected by divestiture and other revenues identified below. The principal components of noninterest revenue are shown in the table below.

                                             Third Quarter Ended                   Nine Months Ended
                                                September 30,                        September 30,
                                             -------------------     Percent       -----------------      Percent
Dollars in Thousands                         1995           1994     Change        1995         1994      Change
--------------------                         ----           ----     -------       ----         ----      -------
Service charges on
  deposit accounts                       $ 36,656        $ 38,235      (4)%        $112,279    $113,757     (1)%
Bank card revenue                          16,310          15,668       4            45,924      44,756      3
Trust and investment
  management                               12,323          12,032       2            38,586      37,765      2
Exchange fees                               7,478           7,466      --            22,707      20,970      8
Insurance revenue                           3,820           4,408     (13)           11,406      15,022    (24)
ATM revenue                                 4,921           4,880       1            14,036      14,245     (1)
Brokerage and other
  commissions                               2,405           1,953      23             6,379       7,261    (12)
Trading account                             5,748           3,640      58            14,350      11,568     24
Other revenue                               8,986           5,852      54            27,782      23,819     17
                                         --------        --------                  --------    --------
                                           98,647          94,134       5           293,449     289,163      1
                                         --------        --------                  --------    --------
Activities affected by
  divestitures:
    Mortgage banking
      income, net                           1,610           3,086                     5,095      16,631
    Credit reporting
      revenue                                --             3,902                      --        13,212
                                         --------        --------                  --------    --------
                                            1,610           6,988                     5,095      29,843
                                         --------        --------                  --------    --------
Gain on sale of
  operations and loans                       --            52,188                     5,107      61,794
Equity investment
  income (loss)                             2,795          (2,995)                    3,270      (4,425)
Gain (loss) on sale of securities
  available for sale                          617          (8,507)                    2,307      (8,143)
Nonrecurring noninterest
  revenues                                    272          (1,517)                    3,335      (9,359)
                                         --------        --------                  --------    --------
Total noninterest revenues               $103,941        $140,291     (26)%        $312,563    $358,873    (13)%
                                         ========        ========     ===          ========    ========    ===

         Insurance revenue commissions in 1995 have declined compared with the 1994 periods as sales volumes of annuities have decreased. The fluctuation in securities brokerage related commissions for 1995 as compared to the same periods in 1994 is due to changes in the sales volume of securities. The increase in other revenue is mainly related to gains on sales of student loans and servicing income on the portfolio of credit card receivables sold at the end of the second quarter of 1995.

         There were no noncore or nonrecurring gains on sale of operations and loans recognized in the third quarter of 1995. In the third quarter of 1994, U.S. Bancorp sold a significant portion of the assets of its mortgage banking subsidiary, resulting in a pretax gain of $50.8 million. Equity investment activity relates to the mark-to-market accounting for publicly-held venture capital investments. In the third quarter of 1994, a loss on sale of available for sale securities was incurred as the result of repositioning a portion of the portfolio to increase its yield in future periods.

         The nonrecurring noninterest revenue items in the third quarter of 1994 consisted primarily of losses incurred by U.S. Bancorp's import/export financing subsidiary.

NONINTEREST EXPENSES


         Noninterest expenses, before noncore or nonrecurring items, decreased 13 percent in the third quarter of 1995 compared with the third quarter of 1994. The principal components of noninterest expense are shown in the following table.



                                            Third Quarter Ended                   Nine Months Ended
                                               September 30,                        September 30,
                                            -------------------     Percent       -----------------      Percent
Dollars in Thousands                          1995         1994     Change        1995         1994      Change
--------------------                          ----         ----     -------       ----         ----      -------
Employee compensation
  and benefits                              $103,667    $116,457      (11)%     $312,151     $367,811     (15)%
Net occupancy expense                         15,907      17,101       (7)        47,800       49,622      (4)
Equipment rentals,
  depreciation and
  maintenance                                 22,772      25,037       (9)        71,100       75,364      (6)
Regulatory agency fees                         3,252       9,748      (67)        22,598       29,880     (24)
Telecommunications                             6,653       7,414      (10)        19,406       21,359      (9)
Amortization of intangibles                    4,090       4,205       (3)        13,767       13,828       -
Contract personnel                             2,661       2,894       (8)         7,207       10,457     (31)
Legal and accounting                           1,909       2,275      (16)         7,294        7,021       4
Marketing and advertising                      4,298       7,168      (40)        18,510       20,172      (8)
Other taxes and licenses                       2,844       2,545       12          8,663        6,611      31
Stationery, supplies and
  postage                                     11,047      10,441        6         33,495       32,064       4
Travel                                         1,876       2,658      (29)         5,413        8,816     (39)
All other                                     26,879      31,793      (15)        77,429       96,335     (20)
                                            --------    --------                --------     --------
                                             207,855     239,736      (13)       644,833      739,340     (13)
Loss on sale of
  premises                                       -            21                   2,432           21
OREO transactions                             (2,629)        (28)                 (2,723)           2
Asset write-downs                                -        14,066                   1,953       18,395
Merger-related costs and business
  consolidation expenses                       2,989         -                     9,444          -
Restructuring charge                             -           -                       -        100,000
Other nonrecurring expenses                      (25)     11,963                     -         13,047
                                            --------    --------                --------     --------
Total noninterest expenses                  $208,190    $265,758      (22)%     $655,939     $870,805     (25%)
                                            ========    ========      ===       ========     ========     ===


         Employee compensation and benefits decreased 15 percent, or $55.7 million for the nine months ended September 30, 1995 compared with the same period in the prior year. The number of full-time equivalent employees has decreased from 10,898 at September 30, 1994, to 10,610 at December 31, 1994 and 9,748 at September 30, 1995, and was the primary reason for the decrease in employee compensation and benefits. Business divestitures accounted for approximately $37.1 million of the decrease and various staff reduction programs made up the balance.

         Noninterest expenses decreased in most categories of expense in addition to compensation and benefits in the first nine months of 1995 as a result of cost reduction efforts and the divestiture of the majority of the mortgage loan origination offices of U.S. Bancorp's mortgage banking subsidiary in August of 1994, and the sale of the credit reporting subsidiary at year-end 1994. Regulatory agency fees in the third quarter of 1995 decreased 67 percent from the level in the third quarter of 1994 due to the reduction in FDIC deposit insurance premiums. The FDIC reduced premiums to an average of 4.4 cents per $100 of insured deposits from 23.2 cents. In September 1995, U.S. Bancorp received refunds of previously paid insurance premiums in excess of the premiums due according to the new rates from June 1, 1995.

         Congress is currently considering bills that would merge the Bank Insurance Fund and the Savings Association Insurance Fund (SAIF). The bills also propose a special assessment on SAIF-insured deposits. U.S. Bancorp has SAIF-insured deposits and a liability would be incurred if Congress enacts the special assessment. Due to the uncertainty of the final form of the special assessment legislation, no estimated liability for the special assessment was recorded at September 30, 1995. At this time, U.S. Bancorp does not anticipate a material impact to its results of operations or financial condition as a result of the proposed legislation.

         The overhead ratio (defined as noninterest expenses as a percentage of tax-equivalent net interest income and noninterest revenues) decreased to 56.98 percent in the third quarter of 1995 from 67.06 percent in the third quarter of 1994 and 61.40 in the second quarter of 1995. Excluding other real estate owned transactions and noncore or nonrecurring items, the overhead ratio was 57.47 percent in the third quarter of 1995, 67.13 percent in the third quarter of 1994 and 60.21 percent in the second quarter of 1995.

         Asset write-downs in 1995 consisted of accelerated amortization of affinity credit card intangibles. Included in asset write-downs in the third quarter of 1994 was the write-off of certain capitalized expenses as U.S. Bancorp changed its policy with respect to the capitalization of internal costs related to the development and installation of computer software. These unamortized costs related to several projects were written off as a charge to expenses totaling $12.1 million in the third quarter of 1994. Also, write-downs of intangibles resulting from revaluation of certain acquired business intangibles totaled $2.0 million.

         Merger-related costs in 1995 were incurred in conjunction with the pending merger of U.S. Bancorp with West One. In addition, business consolidation expenses in 1995 were related to additional costs associated with consolidation of computer operations and reconfiguration of branch support functions not related to the merger with West One. Other nonrecurring expenses in the third quarter of 1994 included anticipated expenses related to system conversions - $6.2 million; interest accrued on pending settlements with tax authorities - $3 million; and other items totaling $2.8 million.

         In the first quarter of 1994, a $100 million restructuring charge was recorded related to a comprehensive program designed to allow U.S. Bancorp to become a more efficient, competitive and customer-focused financial institution. The program included staff reductions accomplished through an early retirement opportunity for certain employees, other severance programs and attrition; divestiture of noncore activities; and the consolidation and integration of certain operations and facilities that no longer fit U. S. Bancorp's corporate objectives or the needs of its regional customers. The program called for consolidation of branch operations centers for all states from seven to two, closure of certain branches and other activities. As a result, in the third quarter of 1995 U. S. Bancorp achieved its goal of reducing the overhead ratio to under 59 percent, ahead of its 1997 target date.

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

         The most significant portion of future expense reductions will consist of savings of employee compensation and benefits due to a reduction in employees. By the third quarter of 1994, U. S. Bancorp had achieved its targeted ten percent reduction in full- time equivalent (FTE) employees, excluding the reduction in employees associated with the mortgage loan origination offices sold. By year-end 1994, FTE employees decreased to 10,610, or 18 percent, from 12,863 at December 31, 1993. Of the 2,253 decrease in FTE employees, 555 were the result of operations sold and the balance was directly related to the restructuring program. Additional reductions in FTE employees of 280 resulted from the sale of U. S. Bancorp's credit reporting subsidiary in January 1995. FTE employees totaled 9,748 at September 30, 1995.

         Noninterest expenses for the first nine months of 1995 totaled $655.9 million, compared with noninterest expenses of $770.8 million (excluding the $100 million restructuring charge) in the first nine months of 1994, representing an annualized reduction in noninterest expenses in excess of $150 million.

         The restructuring activity is summarized in the table below. The balance of the restructuring charge liability will be funded out of operating cash flows. The restructure program has not had a material impact on U. S. Bancorp's liquidity.

                                                                         Facilities
                                                         Severance,     Consolidation
                                                        Outplacement     and Business
                                          Retirement     and Other       Divestiture
                                            Plans        Benefits           Costs         Other        Total
                                          ----------    ------------    -------------    -------     --------
                                                                        (In Millions)

Restructuring Provision, March 1994       $   48.8       $   26.2         $    16.8      $   8.2     $  100.0
Utilization for the Period
 Cash                                                        15.3               4.2          3.3         22.8
 Noncash                                      48.8(1)                           9.5          -           58.3
                                          --------       --------         ---------      -------     --------
   Total                                      48.8           15.3              13.7          3.3         81.1
                                          --------       --------         ---------      -------     --------
Balance, December 31, 1994                    -              10.9               3.1          4.9         18.9
Utilization for the Period
 Cash                                         -               7.7               -            2.2          9.9
 Noncash                                      -               -                 2.7          -            2.7
                                           --------       --------        ---------      -------     --------
   Total                                      -               7.7               2.7          2.2         12.6
                                           --------       --------        ---------      -------     --------
Balance, September 30, 1995               $   -          $    3.2         $     0.4      $   2.7     $    6.3
                                          =========      ========         =========      =======     ========

-------------------
(1) Noncash amount of $48.8 million represents the amount transferred to U. S. Bancorp's benefit plan liabilities during 1994. Payment of the cost of the retirement programs will occur over a 10 to 15 year period as contributions by U. S. Bancorp are made to the benefit plans. Actual cash payments made to benefit plans are not included in the table above.

INCOME TAXES

         The effective tax rates for the nine months ended September 30, 1995 and 1994 were 35.9 and 29.0 percent, respectively. The increase in the effective tax rate in 1995 was mainly due to the higher level of earnings leading to a corresponding decrease in the proportion of tax-exempt income compared with 1994.

FINANCIAL CONDITION

SECURITIES PORTFOLIOS

         Securities available for sale totaled $1.24 billion at September 30, 1995 compared with $1.37 billion at December 31, 1994 and $1.35 billion at September 30, 1994. Maturities of U. S. Government agency securities, collateralized mortgage obligations and U. S. Treasuries in the third quarter of 1995 were the primary reason for the decline.

         Securities held to maturity totaled $1.17 billion at September 30, 1995, compared with $1.40 billion at December 31, 1994 and $1.53 billion at September 30, 1994. Maturities of collateralized mortgage obligations and other asset-backed securities accounted for the majority of the decrease. Securities in both portfolios are expected to continue to decline moderately in the future as the cash received from their maturities is used to fund loan growth.

         The Financial Accounting Standards Board (FASB) is expected to issue in the fourth quarter of 1995 additional implementation guidance regarding the FASB's previously issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." It is anticipated that the additional guidance will allow U. S. Bancorp to reassess the appropriateness of the classifications of all securities held at the time of receipt of the guidance and reclassify securities in accordance with provisions of SFAS No. 115. At this time, U.S. Bancorp has not completed an analysis of the impact of the SFAS No. 115 implementation guidance. Reclassifications, if any, from the held-to-maturity category that result from this one-time reassessment will not call into question U. S. Bancorp's intent to hold other debt securities to maturity in the future. Any related reclassifications must occur no later than December 31, 1995.

LOAN PORTFOLIO

         Loans in most categories increased at September 30, 1995 from the totals outstanding at December 31, 1994; total loans were up 3 percent from the year-end balance. Average loans were up 5 percent in third quarter 1995 from the prior year quarter. Strong growth was achieved in commercial lending and lease financing. Consumer loan totals were affected by the sale of more than $200 million of credit card loans in the second quarter of 1995.

         It is U. S. Bancorp's objective to maintain a loan portfolio that is diverse in terms of type of loan, industry concentration, geographic distribution and borrower concentration in order to reduce the overall credit risk by minimizing the adverse impact of any single event or set of occurrences. The Commercial Loan Distribution table below shows the commercial loan portfolio stratified by significant Standard Industrial Code classifications. It should be noted that within the indicated classifications, there are other subclassifications for which U. S. Bancorp's reporting system monitors industry concentrations.

                                                  September 30,        December 31,
Commercial Loan Distribution                          1995                 1994
--------------------------------------            -------------        ------------

Manufacturing                                          16.8%               17.3%
Retail                                                 11.8                11.0
Service                                                11.3                11.4
Wholesale                                               9.5                10.7
Forest products                                         6.7                 8.2
Agricultural                                            8.9                 8.3
Brokers, dealers and insurance                          6.0                 5.8
Transportation                                          5.8                 4.4
Financial, nonbank                                      4.3                 4.7
Contractors                                             4.7                 4.2
Other                                                  14.2                14.0
                                                      -----               -----
                                                      100.0%              100.0%
                                                      =====               =====

         Real estate loans increased $167.5 million to $ 3.8 billion at September 30, 1995 from December 31, 1994, due mainly to the increase in one-to-four family residential real estate mortgage loans and real estate construction. The growth is distributed throughout U. S. Bancorp's five-state region.

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


Real Estate Loans Outstanding
September 30, 1995                 Residential     Commercial         Total
-----------------------------      -----------     ----------       ---------

Real estate construction           $   224.6       $   518.5        $   743.1
Real estate mortgages                1,127.9         1,910.2          3,038.1
                                   ---------       ---------        ---------
                                   $ 1,352.5       $ 2,428.7        $ 3,781.2
                                   =========       =========        =========



Real Estate Loans Outstanding
Concentrations by State
and Type of Collateral
September 30, 1995                Washington      Oregon      California    Other       Total
-----------------------------     ----------     ---------    ----------    ------    ---------

Residential                       $   464.3      $   253.6     $ 514.5     $ 120.1    $ 1,352.5
Commercial
 Apartment/Condominium                205.1           83.4        78.5        49.0        416.0
 Office                               237.5          180.7        43.1        31.4        492.7
 Retail                                64.8           34.9         3.3        13.9        116.9
 Hotel/Motel                          161.6          169.1        79.1        60.9        470.7
 Land                                  30.8           18.5        12.8        13.0         75.1
 Other                                319.0          287.5       161.9        88.9        857.3
                                  ---------      ---------     -------     -------    ---------
   Total Commercial                 1,018.8          774.1       378.7       257.1      2,428.7
                                  ---------      ---------     -------     -------    ---------
Total real estate loans           $ 1,483.1      $ 1.027.7     $ 893.2     $ 377.2    $ 3,781.2
                                  =========      =========     =======     =======    =========

LIQUIDITY

         Liquidity is the ability to raise adequate and reasonably priced funds, primarily through deposits, as well as purchased funds and the issuance of debt and equity capital, and is managed through the selection of the asset mix and the maturity mix of liabilities. Maturing assets also provide a source of liquidity.

         Core deposits, defined as deposits other than time deposits of $100,000 or more, are U. S. Bancorp's primary source of funding. Core deposits provide a sizable source of relatively stable and low-cost funds. Average core deposits in third quarter 1995 increased $124 million from second quarter 1995. Average core deposits and shareholders' equity, which totaled $16.0 billion and $16.3 billion in the first nine months of 1995 and 1994, respectively, funded 75 percent and 77 percent of average total assets in these periods, respectively.

         Other sources of liquidity include purchased funds, comprised of time deposits over $100,000 and short-term borrowings. Average purchased funds totaled $3.6 billion in the first nine months of 1995, compared with $3.3 billion in the first nine months of 1994. Average senior and subordinated debt was $848 million in the first nine months of 1995, and was $900 million in the first nine months of 1994. In October 1995, U. S. Bancorp issued $300 million of ten-year subordinated notes with an interest rate of 6 3/4 percent. The proceeds were used for extensions of credit to banking subsidiaries.

         U. S. Bancorp's liquidity is enhanced by its accessibility to a diversity of national market sources of funds. In addition, U. S. Bancorp (the parent company) obtained a $500 million four-year revolving credit facility through a syndication involving 18 participating financial institutions in July 1995. This facility is viewed as a general liquidity line for the parent company. The following table summarizes U. S. Bancorp's ratings by major statistical rating agencies at September 30, 1995; such ratings are subject to revision or withdrawal at anytime.

                                            Standard                  Duff      Thomson
                                            & Poor's     Moody's    & Phelps   BankWatch
                                            --------     -------    --------   ---------
Commercial paper  . . . . . . . . . . .       A-1         P-1       DUFF1+       TBW-1
Senior debt   . . . . . . . . . . . . .         A          A2          AA-          A+
Subordinated debt   . . . . . . . . . .        A-          A3           A+           A
Preferred stock   . . . . . . . . . . .      BBB+          a2            A          A-


PROVISION AND ALLOWANCE FOR CREDIT LOSSES

         The provision for credit losses for the third quarter of 1995 was $21.2 million and $63.4 million for the first nine months of 1995. This compares with $34.6 million in the third quarter of 1994 and $79.9 million in the first nine months a year ago. The lower provisions reflected improving asset quality trends and a lower level of commercial net charge-offs. Annualized net charge-offs in the first nine months of 1995 were .40 percent compared with .46 percent for the first nine months of 1994.

         U. S. Bancorp's allowance for credit losses totaled $318.3 million at September 30, 1995 and was 236 percent of nonperforming loans. The allowance as a percentage of nonperforming loans was 168 percent and 175 percent at December 31, 1994 and September 30, 1994, respectively.

         Management performs a quarterly analysis to establish the appropriate level of the allowance, taking into consideration such factors as loan loss experience, an evaluation of potential losses in the portfolio, credit concentrations and trends in portfolio volume, maturity, delinquencies and nonaccruals, risks associated with standby letters of credit which guarantee the debt of others, and prevailing and anticipated economic conditions. This analysis provides an allowance consisting of two components, allocated and unallocated. The allocated component reflects inherent losses resulting from the analysis of individual loans and is developed through specific credit allocations for individual loans and historical loss experience for each loan category and risk classification within each category. The unallocated component reflects management's judgment and determination of the amounts necessary for loan concentrations, economic uncertainties and other subjective factors.

         U. S. Bancorp continues to closely monitor credit risk in its loan portfolio and believes that its credit approval and review processes are effective and operating in accordance with sound banking policy, and that the allowance for credit losses at September 30, 1995 was adequate to absorb potential credit losses inherent in loans, leases and standby letters of credit outstanding at that date.

         The table below presents the change in the allowance for credit losses for the periods indicated.

                                        Nine Months                               Nine Months
                                           Ended             Year Ended              Ended
Allowance for Credit Losses            September 30,        December 31,         September 30,
In Thousands                               1995                 1994                 1994
---------------------------            -------------        ------------         -------------

Loans (net of unearned income)         $ 16,114,898         $ 15,605,717         $ 15,345,456
Daily average loans
 (net of unearned income)              $ 15,808,585         $ 14,728,160         $ 14,504,781

Balance of allowance for credit
 losses at beginning of period         $    305,802         $    270,229         $    270,229
Dispositions                                 (3,190)              (1,241)              (1,226)
Charge-offs
 Commercial                                  14,630               33,186               28,065
 Lease financing                                320                1,027                  659
 Real estate construction                       314               12,080                2,772
 Real estate mortgage                         6,320                4,237                3,511
 Consumer                                    28,343               27,126               19,368
 Bank card                                   22,702               28,356               21,030
                                       ------------         ------------         ------------
                                             72,629              106,012               75,405
                                       ------------         ------------         ------------
Recoveries
 Commercial                                   9,952               14,512                8,431
 Lease financing                                359                1,056                1,010
 Real estate construction                     1,903                1,234                1,213
 Real estate mortgage                         1,639                4,638                3,644
 Consumer                                     7,544                9,508                7,136
 Bank card                                    3,460                5,010                3,721
                                       ------------         ------------         ------------
                                             24,857               35,958               25,155
                                       ------------         ------------         ------------
Net charge-offs                              47,772               70,054               50,250
Provision for credit losses                  63,421              106,868               79,930
                                       ------------         ------------         ------------
Balance of allowance for credit
 losses at end of period               $    318,261         $    305,802         $    298,683
                                       ============         ============         ============
Net charge-offs to average loans
 and leases                                     .40%                 .48%                 .46%
Allowance for credit losses to
 period-end loans                              1.97%                1.96%                1.95%
Allowance as a % of
 nonperforming loans                            236%                 168%                 175%

ASSET QUALITY

         During the first nine months of 1995, U. S. Bancorp continued to experience improving asset quality trends. Nonperforming assets as a percentage of loans and foreclosed assets decreased to 1.05 percent at September 30, 1995 from 1.31 percent at December 31, 1994, and 1.28 percent at September 30, 1994.

         At September 30, 1995, nonperforming assets decreased $35.6 million from December 31, 1994 and $27.6 million from a year ago, to $169.2 million. Nonaccrual loans and restructured loans have fallen to .84 percent of total loans at September 30, 1995. Nonaccrual loans were reduced by principal payments, charge-offs and other transactions totaling $131 million, offsetting new loans placed on nonaccrual during the first nine months of 1995 totaling $84 million, for a net decrease of $47 million. While the overall credit quality of the loan portfolio has improved, the total nonaccrual balance may fluctuate from quarter to quarter. U. S. Bancorp anticipates normal influxes of nonaccrual loans as it increases its lending activity as well as resolutions of loans currently in the nonaccrual portfolio.

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


                                                                        September 30,    December 31,    September 30,
In Thousands                                                                1995            1994             1994
------------                                                            -------------    ------------    -------------
Nonaccrual loans                                                          $ 124,111       $ 170,802       $  155,156
Restructured loans                                                           10,781          11,307           15,629
Other real estate and equipment owned                                        34,305          22,676           26,002
                                                                          ---------       ---------       ----------
 Total nonperforming assets                                               $ 169,197       $ 204.785       $  196,787
                                                                          =========       =========       ==========

Accruing loans past due 90 days or more                                   $  20,849       $  15,612       $   12,860
                                                                          =========       =========       ==========

Total nonaccrual and restructured loans as a percentage of total loans          .84%           1.17%            1.11%
Total nonperforming assets as a percentage of outstanding loans
  and foreclosed assets                                                        1.05%           1.31%            1.28%

         The following table presents nonaccrual loans on both a contractually past due and contractually current basis at September 30, 1995. Both book and contractual balances are indicated, the difference reflecting charge-offs and interest payments applied to principal. As of that date, $39 million, or 31 percent, of the loans on nonaccrual status were less than 90 days past due or contractually current as to principal and interest payments. Of the nonaccrual loans that are contractually current, loans to eight borrowers amounted to 86 percent of the total, and there was some uncertainty that these loans will remain contractually current.


                                        Book                            Payments       Contractual
                                      Principal      Cumulative        Applied to       Principal
In Thousands, September 30, 1995       Balance     Charge-offs (5)    Principal (5)      Balance
--------------------------------      ---------    ---------------    -------------    -----------

Contractually past due (1):
  Payments not made (2):
    90 days or more past due          $ 30,722         $ 6,683          $   -            $ 37,405
    Less than 90 days past due             282              84              -                 366
                                      --------         -------           -------         --------
                                        31,004           6,767              -              37,771
                                      --------         -------           -------         --------
  Payments made (3):
    90 days or more past due            54,344          27,222            13,684           95,250
    Less than 90 days past due           2,582            -                  316            2,898
                                      --------         -------           -------         --------
                                        56,926          27,222            14,000           98,148
                                      --------         -------           -------         --------
        Total past due                  87,930          33,989            14,000          135,919
Contractually current (4)               36,181           3,816             5,975           45,972
                                      --------         -------           -------         --------
Total nonaccrual loans                $124,111         $37,805           $19,975         $181,891
                                      ========         =======           =======         ========

----------------

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

         Each subsidiary bank is subjected to capital requirements similar to the requirements for bank holding companies. At September 30, 1995, all of U. S. Bancorp's banking subsidiaries met the risk-based capital ratio and leverage ratio requirements for "well-capitalized" banks. The banking subsidiaries' ratios are expected to be maintained at such levels by the retention of earnings and, if necessary, the issuance of additional capital-qualifying securities.

         The risk-based capital and leverage ratios for U.S. Bancorp and its significant bank subsidiaries at September 30, 1995 are presented in the table below (assets in millions):

                                                                     Risk-based
                                                                   Capital Ratios
                                                                --------------------
                                            Total                             Total        Leverage
                                            Assets              Tier I       Capital        Ratio
                                            ------              ------       -------       --------

U.S. Bancorp (Consolidated)                $21,601               8.71%        11.50%         8.53%
Bank Subsidiaries
  U.S. Bank of Oregon                       11,177               8.73         10.75          9.60
  U.S. Bank of Washington                    6,805               8.12         10.42          8.68
  U.S. Bank of California                    2,004              11.57         13.94          8.01
  U.S. Bank of Nevada                        1,061               9.62         12.41          6.99

         At September 30, 1995, common shareholders' equity was $1.8 billion. For the first nine months of 1995, average common equity to average total assets increased to 8.02 percent from 7.72 percent for the first nine months of 1994. In the third quarter of 1995, U.S. Bancorp increased the quarterly common dividend 12 percent, to $.28 per share from $.25 per share. The annual common dividend rate increased to $1.06 per share at September 30, 1995. Dividends of $.94 per common share were declared for the year 1994. The respective third quarter rates for 1995 and 1994 were $.28 and $.25, respectively.

PART II - OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders

         U.S. Bancorp held a special meeting of shareholders on October 3, 1995, to approve an Agreement and Plan of Merger dated May 5, 1995, between U.S. Bancorp and West One Bancorp, an Idaho corporation, pursuant to which West One Bancorp will be merged with and into U.S. Bancorp (the "Merger"). The Merger was approved by the following vote:

                 FOR              AGAINST              ABSTENTIONS AND BROKER NON-VOTES
                 ---              -------              --------------------------------

              81,922,525          1,275,936                         677,947


         Item 6.  Exhibits and Reports on Form 8-K

         (a) The exhibits filed herewith are listed in the Exhibit Index on page 33 of this report.

         (b) During the quarter ended September 30, 1995, one report on Form 8-K dated August 30, 1995, was filed reporting under Items 5 and 7 financial statements and pro forma financial information relating to the proposed Merger for the purpose of incorporating such financial statements and financial information in certain of the registrant's registration statements under the Securities Act of 1933.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    U. S. BANCORP
(Registrant)


Date:  November 14, 1995            By:  /s/  STEVEN P. ERWIN
                                        ----------------------------------------
                                    Steven P. Erwin
                                    Executive Vice President and Chief
                                       Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
     Exhibit
     -------
      10.1     1995 Non-Employee Director Stock Option Plan.
      12.1     U. S. Bancorp and Subsidiaries - Computation of Ratios of
               Consolidated Earnings to Fixed Charges.
      12.2     U. S. Bancorp and Subsidiaries - Capital Ratios.
      27       Financial Data Schedule.