Form 10-K405
period 1995-12-31
US BANCORP /OR/
filed 1996-03-11
CIK 101542

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1995
                            ------------------------

                             COMMISSION FILE NUMBER
                                     0-3505
                            ------------------------

                                 U. S. BANCORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 OREGON                           93-0571730
     (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)
         111 S.W. FIFTH AVENUE,                     97204
            PORTLAND, OREGON                      (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

 State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                       $4,128,621,755 at February 9, 1996

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                     CLASS                         OUTSTANDING AT FEBRUARY 9, 1996
-----------------------------------------------    -------------------------------
Common Stock, Par Value Five Dollars Per Share           150,907,902 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the
U. S. Bancorp Definitive Proxy Statement dated March 11, 1996, are incorporated by reference into Part III of Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                         PAGE
                                                                                         ----
PART I
Item 1.    BUSINESS.................................................................       1
           General..................................................................       1
           Commercial Banking.......................................................       1
            U. S. Bank of Oregon, U. S. Bank of Washington, West One Bank, Idaho....       1
             Commercial Activities..................................................       1
             Consumer Activities....................................................       2
             International Banking Activities.......................................       2
             Trust Activities.......................................................       2
             Competition............................................................       2
            Other Banking Subsidiaries..............................................       3
           Nonbank Subsidiaries.....................................................       4
           Employees................................................................       4
           Monetary Policies........................................................       4
           Supervision and Regulation...............................................       4
            U. S. Bancorp...........................................................       4
            Banking Subsidiaries....................................................       5
            Other Subsidiaries......................................................       7
Item 2.    PROPERTIES...............................................................       7
Item 3.    LEGAL PROCEEDINGS........................................................       7
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................       7
           EXECUTIVE OFFICERS OF THE REGISTRANT.....................................       8
PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....      11
Item 6.    SELECTED FINANCIAL DATA..................................................      12
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS............................................................      13
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................      39
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE...............................................................      86
PART III
Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           (See Part I for Executive Officers of the Registrant)....................      86
Item 11.   EXECUTIVE COMPENSATION...................................................      86
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........      86
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................      86
PART IV
Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.................................................................      86
SIGNATURES..........................................................................      87
EXHIBIT INDEX.......................................................................      89

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     U. S. Bancorp is a regional multi-bank holding company incorporated in the state of Oregon in 1968 and headquartered in Portland, Oregon. West One Bancorp, a registered bank holding company formerly headquartered in Boise, Idaho, was merged into U. S. Bancorp effective December 26, 1995. At December 31, 1995, the surviving corporation, U. S. Bancorp, had consolidated assets of $31.8 billion and shareholders' equity of $2.6 billion. U. S. Bancorp is among the 30 largest bank holding companies in the United States in terms of total assets. The principal subsidiaries of U. S. Bancorp at December 31, 1995, were United States National Bank of Oregon ("U. S. Bank of Oregon"), headquartered in Portland, Oregon, U. S. Bank of Washington, National Association ("U. S. Bank of Washington"), headquartered in Seattle, Washington, and West One Bank, Idaho, headquartered in Boise, Idaho.

     U. S. Bank of Oregon, U. S. Bank of Washington, and West One Bank, Idaho are engaged in a general retail and commercial banking business. In terms of deposits, at June 30, 1995, U. S. Bank of Oregon was the largest bank in Oregon and the 63rd largest commercial bank in the United States. Also at that date, U.
S. Bank of Washington was, in terms of deposits, the third largest commercial bank in the state of Washington and the 101st largest commercial bank in the United States. At June 30, 1995, West One Bank, Idaho was, in terms of deposits, the largest bank in Idaho and the 142nd largest commercial bank in the United States. Other subsidiaries of U. S. Bancorp provide financial services related to banking, including lease financing, consumer and commercial finance, discount brokerage, investment advisory services, and insurance agency and credit life insurance services. In addition, the investment advisor subsidiary of U. S. Bank of Oregon, Qualivest Capital Management, Inc., advises a group of mutual funds, the Qualivest(SM) Funds.

     U. S. Bancorp's principal activities are located in the Northwest, but it has operations throughout the Far West and, to a lesser extent, the rest of the United States. U. S. Bancorp also actively reviews proposals for various acquisition opportunities with which it is regularly presented. In addition to the anticipated post-merger integrations described briefly below, U. S. Bancorp continues to consolidate operations and facilities to lower costs and increase efficiency while continuing to meet its corporate objectives and the needs of regional customers. Other consolidations are described below in "Other Banking Subsidiaries."

                               COMMERCIAL BANKING

U. S. BANK OF OREGON, U. S. BANK OF WASHINGTON AND WEST ONE BANK, IDAHO

     U. S. Bank of Oregon, U. S. Bank of Washington, and West One Bank, Idaho provide full-service commercial and consumer banking and a wide range of trust services to individuals, businesses and governmental entities throughout their respective states of operation and, to a lesser extent, in other areas of the United States and abroad. At December 31, 1995, U. S. Bank of Oregon had banking locations throughout the state of Oregon, including 173 full-service branches and other banking facilities, and several consumer service centers and commercial banking centers. Also at that date, U. S. Bank of Oregon had total consolidated assets of $12.1 billion, total deposits of $8.3 billion and total loans of $8.9 billion. U. S. Bank of Washington had, at December 31, 1995, banking locations throughout the state of Washington, including 163 full-service branches and other banking facilities. At December 31, 1995, U. S. Bank of Washington had total consolidated assets of $7.0 billion, total deposits of $5.4 billion and total loans of $5.3 billion. At December 31, 1995, West One Bank, Idaho had banking locations throughout the state of Idaho, including 92 full-service branches and other banking facilities, and several consumer service centers and commercial banking centers. Also at that date, West One Bank, Idaho had total consolidated assets of $4.7 billion, total deposits of $3.4 billion and total loans of $2.7 billion.

     Commercial Activities. U. S. Bank of Oregon, U. S. Bank of Washington, and West One Bank, Idaho provide banking services to commercial customers in business and industry, including customers in forest products, aerospace, electronic manufacturing, and agriculture (four of the Northwest's major industries), wholesale and retail trade, finance, fishing, transportation, general construction, and a wide range of other personal and business service industries. The services provided include loans; mortgage and interim construction financing on residential, industrial and commercial properties; inventory financing; equipment leasing; acceptance financing; commodity loans and other specialized types of credit; and cash management services, including computerized balance and deposit reporting. U. S. Bank of Oregon, U. S. Bank of Washington, and West One Bank, Idaho also purchase installment obligations from retailers. Additionally, U. S. Bank of Oregon and
U. S. Bank of Washington maintain financial relationships with numerous companies based outside the Northwest, providing lines of credit and other financial services.

     Consumer Activities. U. S. Bank of Oregon, U. S. Bank of Washington, and West One Bank, Idaho provide financial services to individual customers throughout Oregon, Washington and Idaho as well as, to a more limited extent, in certain other western states. These services include accepting checking, savings, and other time deposits, and the making of loans. The loan services offered by U. S. Bank of Oregon, U. S. Bank of Washington, and West One Bank, Idaho include real property loans (including for home improvements), extensions of credit for purchases of automobiles and other consumer goods and services, and individual lines of credit, both unsecured and secured. In addition, customers of U. S. Bank of Oregon, U. S. Bank of Washington, and West One Bank, Idaho have access to U. S. Bancorp's automated teller machine ("ATM") system ("U-BANK(R)"), which is among the ten largest in the United States, with approximately 1,200 ATMs located throughout U. S. Bancorp's banking region. U.
S. Bancorp banks have issued approximately 1.3 million U-BANK(R) cards, including more than 600,000 debit cards for customers with checking accounts. A major purchase revolving line of credit secured by real estate is also available from any of the banks.

     International Banking Activities. U. S. Bank of Oregon international operations include import-export transaction financing, letters of credit, collections, remittance services, and foreign exchange services. U. S. Bank of Oregon's International Banking Division finances trade transactions, primarily through Oregon ports, and maintains correspondent accounts with 52 banks in 23 foreign countries. Fifty-three (53) banks in 21 foreign countries maintain accounts with the International Banking Division. These correspondent relationships facilitate loans, letters of credit, acceptances, collections and exchange services abroad. U. S. Bank of Oregon's Investment Division engages in money market loans to United States offices of foreign banks, with terms not normally exceeding 90 days. At December 31, 1995, foreign loans outstanding with respect to U. S. Bank of Oregon totaled approximately $9.8 million. In addition, there were outstanding banker's acceptances in Mexico totaling $20 million, representing a participation in a syndicated accommodation to PEMEX, the Mexican national oil company, which matures in May 1996. U. S. Bank of Washington provides international services through its International Banking Division primarily for the benefit of existing customers. Such services include import-export transaction financing, letters of credit, collections, and remittance services. Foreign exchange services also are offered through U. S. Bank of Washington. U. S. Bank of Washington does not have direct overseas representation, either through representatives or foreign branch offices. However, numerous correspondent and agency arrangements are maintained with banks throughout the world with special emphasis on banks located in Pacific Rim countries. At December 31, 1995, U. S. Bank of Washington maintained correspondent accounts with 28 banks in 17 foreign countries, while 21 banks in 10 foreign countries maintained accounts with the International Banking Division. Foreign loans outstanding at December 31, 1995, totaled approximately $46.1 million.

     Trust Activities. U. S. Bank of Oregon, U. S. Bank of Washington, and West One Bank, Idaho offer a wide range of fiduciary services for individuals and corporations. Each bank acts as executor under wills, as trustee under trusts and pension and profit sharing plans, as conservator for estates of minors and incompetents and as investment advisor to individuals, businesses and others. Trust assets managed at December 31, 1995, by U. S. Bank of Oregon totaled over $3.5 billion, by U. S. Bank of Washington totaled approximately $2.6 billion and by West One Bank, Idaho totaled approximately $3.3 billion.

     Competition. U. S. Bank of Oregon, U. S. Bank of Washington, and West One Bank, Idaho compete for deposits, loans, trust accounts, and in providing other financial services with independent, locally controlled banks, branches of foreign banks, and banks which are subsidiaries of bank holding companies based outside the Northwest. U. S. Bank of Oregon, U. S. Bank of Washington, and West One Bank, Idaho also compete actively with savings and loan associations, savings banks, credit unions, small local and national personal loan companies, local and national insurance companies, local and national finance companies and other institutions such as brokerage houses and financial units of out-of-state bank holding companies. All of these entities are actively engaged in marketing various types of loans and other financial services. Quality of service to customers, price of products, range of products and services and ease of accessibility are among the principal methods of meeting competition in the banking and financial service industries.
U. S. Bancorp emphasizes responsive service of high quality and value throughout the organization.

OTHER BANKING SUBSIDIARIES

     U. S. Bancorp's other banking subsidiaries at December 31, 1995, were U. S. Bank of California, U. S. Bank of Idaho, National Association, U. S. Bank of Nevada, First State Bank of Oregon, Idaho First Bank, U. S. Savings Bank of Washington, West One Bank, Oregon, West One Bank, Oregon S.B., West One Bank, Utah, West One Bank, Washington, and U. S. Bank (Canada), which had aggregate deposits of $6.5 billion and aggregate loans of $5.9 billion at that date. The activity of each of these subsidiaries was not material to U. S. Bancorp's operations as a whole during 1995.

     In connection with the merger of West One Bancorp with and into U. S. Bancorp, it is anticipated that, over the course of the next year and subject to all necessary regulatory and state approvals, the operations of West One Bank, Oregon, West One Bank, Washington, and U. S. Bank of Idaho, National Association will be merged with and into U. S. Bank of Oregon, U. S. Bank of Washington, and West One Bank, Idaho, respectively. It is also expected that West One Bank, Idaho will, following the integration, change its name to U. S. Bank of Idaho. Additionally, West One Bank, Utah is expected to change its name to U. S. Bank of Utah.

     The largest of the banking subsidiaries listed above, other than West One Bank, Oregon and West One Bank, Washington (such operations expected to be integrated), in terms of total assets and deposits are U. S. Bank of California and U. S. Bank of Nevada. U. S. Bank of California is headquartered in Sacramento, California and provides full-service commercial, consumer and trust banking services to individuals, businesses and governmental entities in its 30-county market area of northern California. At December 31, 1995, U. S. Bank of California had 57 full-service banking offices, a commercial banking center located in Sacramento, a real estate loan center located near Sacramento, and other banking facilities. Also at that date, the state-chartered bank had total assets of $2.0 billion, total deposits of $1.6 billion, and total loans of $1.4 billion. U. S. Bank of California was the twelfth largest commercial bank in California in terms of deposits at June 30, 1995.

     In February 1996, U. S. Bancorp announced that it had entered into a definitive agreement to acquire California Bancshares, Inc. with operations through 36 branches in the central valley of northern California and the east San Francisco Bay Area and $1.6 billion in assets at December 31, 1995. Subject to all necessary regulatory approvals and approval by the shareholders of California Bancshares, Inc., consummation of the acquisition is anticipated to occur in the second half of 1996.

     U. S. Bank of Nevada provides full-service commercial, consumer and trust banking services. At December 31, 1995, U. S. Bank of Nevada had banking locations in southern and northern Nevada, including 26 full-service branches. Also at that date, the state-chartered bank had total assets of $1.0 billion, total deposits of $889 million, and total loans of $553 million. The bank was the third largest full-service commercial bank in Nevada at December 31, 1995.

     During 1995, U. S. Bancorp completed consolidations of several of its banking operations. In August 1995, U. S. Bank, National Association was merged into U. S. Bank of Oregon, and in November 1995, U. S. Bank of Southwest Washington completed the consolidation of its operations and the sale of its charter to Shorebank Corporation, a holding company for community development banks. U. S. Bancorp has received approval from Canadian banking regulators to proceed towards closure of U. S. Bank (Canada) and is in the process of full liquidation of that bank. As described briefly above, further consolidations of banking operations are expected involving West One Bancorp operations with and into U. S. Bancorp operations.

                              NONBANK SUBSIDIARIES

     U. S. Bancorp's wholly-owned nonbank subsidiaries, including subsidiaries of banks, totaled 46 companies at December 31, 1995. These subsidiaries operate in the fields of commercial and consumer lending, insurance services, equipment leasing, investment advisory services and discount brokerage, among others. Among U. S. Bancorp's nonbank subsidiaries are the following:

               COMPANY                                     OFFICE LOCATIONS
-------------------------------------    ----------------------------------------------------
Qualivest Capital Management, Inc.       California, Idaho, Nevada, Oregon, Utah, Washington
U. S. Bancorp Securities                 California, Idaho, Nevada, Oregon, Washington
U. S. Bancorp Insurance Agency, Inc.     Oregon
U. S. Bancorp Leasing and Financial      55 offices in 25 states

                                   EMPLOYEES

     As of December 31, 1995, U. S. Bancorp and its subsidiaries had 14,081 full-time equivalent employees. A number of benefit programs are provided to all eligible employees, including officers, of U. S. Bancorp and its majority-owned subsidiaries, including: retirement and 401(k) plans, medical, dental and long-term disability plans, life insurance, accidental death and dismemberment insurance, a travel accident plan, paid vacations and a sick leave program.

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

     The Act and the Federal Reserve Board's regulations pursuant thereto require every bank holding company to obtain the prior approval of the Federal Reserve Board before merging with any bank holding company or acquiring substantially all the assets of any bank, or direct or indirect ownership or control of more than five percent of the voting shares of any bank or bank holding company. The Act provides that the Federal Reserve Board shall not approve any acquisition or merger which would result in a monopoly, or which would be in furtherance of any attempt to monopolize the business of banking in any part of the United States, or any other proposed acquisition or merger, the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country or which in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served. In reviewing applications, the Federal Reserve Board analyzes the financial and managerial resources and future prospects of the companies and banks involved and the convenience and needs of the community to be served.

     The Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than five percent of the voting shares of any company engaged in nonbanking activities. The Federal Reserve Board is authorized to approve, among other things, the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Federal Reserve Board is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

     With a limited exception for acquisitions of financially troubled banks, the Act prohibits the acquisition by a bank holding company of substantially all the assets or more than five percent of the voting shares of a bank located outside the state in which the operations of its banking subsidiaries were principally conducted at the time it became a bank holding company, unless such an acquisition is specifically authorized by a statute of the state in which the bank to be acquired is located. Numerous states, including California, Idaho, Oregon, and Washington, have enacted legislation that authorizes bank holding companies located in all or designated states to acquire banks in the enacting states.

     In 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which allows adequately capitalized and managed bank holding companies to acquire and operate banks across state lines beginning in 1997. Commencing on June 1, 1997, banks will be permitted to cross state lines to merge with other banks, subject to individual states' adoption of various nondiscriminatory opt-in and opt-out provisions. As of February 1996, each of the states in which U. S. Bancorp operates have opted in to interstate banking. Antitrust and anticoncentration restrictions will apply. U. S. Bancorp's management is considering the alternatives available for operation of its banking subsidiaries under the Interstate Banking Act. Theoretically, U. S. Bancorp's banking subsidiaries could all be organized and operated as a single banking institution when the law takes effect.

     U. S. Bancorp, its banking subsidiaries, and its nonbanking subsidiaries are affiliates of U. S. Bank of Oregon, U. S. Bank of Washington, West One Bank, Idaho and U. S. Bancorp's other banking subsidiaries within the meaning of the Federal Reserve Act. The Federal Reserve Act, the Federal Deposit Insurance Act, and the Home Owners' Loan Act impose certain restrictions on loans by U. S. Bancorp's banking subsidiaries to U. S. Bancorp or certain nonbank affiliates, on purchases of certain assets by U. S. Bancorp's banking subsidiaries from U.
S. Bancorp or certain nonbank affiliates, on investments by U. S. Bancorp's banking subsidiaries in their stock or securities and on U. S. Bancorp's banking subsidiaries taking such stock and securities as collateral for loans. U. S. Bancorp and its subsidiaries, as affiliates of U. S. Bancorp's national banking subsidiaries, are also subject to certain restrictions with respect to engaging in the issue, flotation, underwriting, public sale and distribution of securities. Under Section 106 of the 1970 amendments to the Act and the regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or service.

     Banking Subsidiaries. There are various requirements and restrictions affecting U. S. Bank of Oregon, U. S. Bank of Washington, West One Bank, Idaho, and U. S. Bancorp's other banking subsidiaries, including the requirement to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, branching and other activities of the banks. U. S. Bancorp's national banking subsidiaries are subject to regulation by the Office of the Comptroller of the Currency (the "Comptroller"), the Federal Reserve Board and the Federal Deposit Insurance Corporation (the "FDIC"), and are examined by the Comptroller, which is the primary supervisory authority for national banks. West One Bank, Idaho, a state-chartered member bank, is subject to regulation by the Federal Reserve Board, its primary regulator, the State of Idaho Department of Finance, and the FDIC.

     Other banking subsidiaries of U. S. Bancorp may be subject to regulation by the appropriate state regulatory agency, the Federal Reserve Board, or the FDIC. Until its liquidation, U. S. Bank (Canada) is subject to regulation by the Superintendent of Financial Institutions in Canada.

     Each of U. S. Bancorp's national banking subsidiaries can initiate dividend payments in a given year, without the prior approval of the Comptroller, in amounts equal to net profits (as defined by regulation) for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, a national bank may not pay a dividend in an amount greater than its net profits then on hand after deducting statutory bad debt in excess of the bank's allowance for loan losses. The payment of dividends by U. S. Bancorp's national bank subsidiaries may also be affected by other factors, such as requirements for the maintenance of adequate capital. In addition, federal bank regulatory agencies have issued policy statements which provide that national banks, banks that are members of the Federal Reserve System (including West One Bank, Idaho) and bank holding companies should generally pay dividends only out of current operating earnings.

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

     U. S. Bancorp's bank subsidiaries pay assessments on their domestic deposits to the FDIC's Bank Insurance Fund ("BIF"). In addition, two of U. S. Bancorp's financial institutions pay assessments on some or all of their deposits at rates imposed for members of the Savings Association Insurance Fund ("SAIF"). Congress is currently considering bills that would merge the BIF and the SAIF. The bills also propose a special assessment on SAIF-insured deposits. Under the FDIC's risk-based insurance premium assessment system, each bank whose deposits are insured by the BIF is assigned to one of nine risk classifications based upon certain capital and supervisory measures and, depending upon its classification, is assessed premiums which ranged from 4 cents to 31 cents per $100 of insured deposits during 1995. On November 14, 1995, the FDIC board of directors voted to lower the BIF premium range to zero to 27 cents per $100 of insured deposits effective January 1996. The FDIC has authority to impose special assessments from time to time.

     U. S. Bancorp and its banking subsidiaries are subject to the Community Reinvestment Act ("CRA"), which is aimed particularly at encouraging financial institutions to give special attention to the needs of low and moderate income areas in meeting the credit needs of the communities in which they operate. If the regulatory evaluation of a banking subsidiary's CRA activities is less than satisfactory, regulatory approval of the bank's or a related entity's proposed acquisitions, branch openings, expansion of activities related to banking, or other applications requiring Federal Reserve Board approval may be delayed until the bank's CRA performance is deemed satisfactory by the appropriate bank regulatory agency. U. S. Bancorp's banking subsidiaries that are subject to the CRA each have regulatory evaluations of "Satisfactory" or better. U. S. Bank of Oregon, U. S. Bank of Washington and West One Bank, Idaho each have current regulatory evaluations of "Outstanding."

     Activities of U. S. Bancorp and its banking subsidiaries in other countries are also subject to restrictions imposed by the laws and banking authorities of such countries and the Federal Reserve Board. The foregoing references to applicable statutes and regulations are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such statutes and regulations. The information included under the heading "Capital and Dividends" on page 34 of this report is incorporated herein by reference.

     Other Subsidiaries. Nonbank subsidiaries of U. S. Bancorp in the states of Oregon, Idaho, Washington, California, Nevada and Utah and other jurisdictions are subject to the supervision and inspection of various federal and/or state regulatory agencies.

ITEM 2. PROPERTIES

     The headquarters of U. S. Bancorp and U. S. Bank of Oregon is located in downtown Portland, Oregon, in the U. S. Bancorp Tower, which was completed in June 1983. The Tower contains approximately 751,600 rentable square feet of space and was, as of December 31, 1995, 87% percent committed for occupancy including approximately 270,735 square feet utilized by U. S. Bancorp and its subsidiaries. U. S. Bancorp or U. S. Bank of Oregon own five additional buildings located in the Portland metropolitan area, including U. S. Bancorp's operations center. The operations facility, with approximately 360,000 square feet of space, houses U. S. Bancorp's processing functions. U. S. Bank of Oregon owns or leases land and buildings which house its full-service branch offices and other banking facilities. Other U. S. Bank of Oregon and U. S. Bancorp subsidiary units occupy leased space in various buildings throughout Oregon. U.
S. Bank of Washington owns or leases the land and the buildings which house its full-service branch offices and other banking facilities. U. S. Bank of Washington and its affiliates lease approximately 179,300 square feet in the U.
S. Bank Centre for its headquarters. U. S. Bank of California owns or leases the land and buildings which house its full-service branch offices and other banking facilities. U. S. Bank of California owned a 65,250-square-foot office building in Auburn, California, as well as leasing a 67,600-square-foot building in Sacramento, California which houses its headquarters. U. S. Bank of Nevada owns or leases the land and buildings which house its full-service branch offices and other banking facilities. U. S. Bancorp purchased an office building in Reno in July 1993. This facility includes a six-story office building with approximately 78,350 rentable square feet of space and two stories of parking below the building. U. S. Bank of Idaho owns or leases the land and buildings which house its full-service branch offices and other facilities.

     West One Bank, Idaho owns or leases the land and buildings which house its full-service branch offices and other banking facilities. The West One Plaza Building contains 266,708 rentable square feet of space and was, as of December 31, 1995, 100% committed for occupancy including the approximately 176,000 square feet utilized by U. S. Bancorp and its subsidiaries. West One Bank, Idaho owns 2 additional buildings located in the Boise, Idaho area. West One Bank, Oregon, West One Bank, Washington, and West One Bank, Utah each owns or leases the land and buildings which house its full-service branch offices and other banking facilities. West One Bank, Washington owns or leases, the land and buildings which house its full service branch offices and other banking facilities. In addition West One Bank, Idaho, West One Bank, Utah and other U.
S. Bancorp subsidiary units occupy owned and leased space in various buildings throughout Idaho and Utah.

ITEM 3. LEGAL PROCEEDINGS

     There were no legal proceedings requiring disclosure pursuant to this item pending at December 31, 1995, or at the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     U. S. Bancorp held a special meeting of shareholders on October 3, 1995, to approve an Agreement and Plan of Merger dated May 5, 1995, between U. S. Bancorp and West One Bancorp, an Idaho corporation, pursuant to which West One Bancorp was to be merged with and into U. S. Bancorp (the "Merger"). The Merger was approved by the following vote:

    FOR         AGAINST      ABSTENTIONS AND BROKER NON-VOTES
-----------    ----------    --------------------------------
 81,922,525     1,275,936                 677,947

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     All officers of the registrant are elected or appointed by the board of directors to hold their offices during the pleasure of the board. At February 9, 1996, the executive officers of U. S. Bancorp were as follows (all positions listed are with U. S. Bancorp unless otherwise indicated):

                                                                         HAS SERVED AS            FIRST
                             AGE AT                                    EXECUTIVE OFFICER         JOINED
           NAME             12/31/95             POSITION            OF U. S. BANCORP SINCE   U. S. BANCORP
--------------------------  --------   ----------------------------  ----------------------   -------------
Dwight V. Board...........     51      Executive Vice President        December 1995               1995
Gerry B. Cameron*.........     57      Director, Chairman of the         March 1979                1956
                                       Board and Chief Executive
                                       Officer
Phyllis J. Campbell*......     44      Director, President and         November 1989               1987
                                       Chief Executive Officer, U.
                                       S. Bank of Washington;
                                       Executive Vice President, U.
                                       S. Bancorp
P. K. Chatterjee..........     47      Executive Vice President          June 1995                 1995
Thomas P. Ducharme*.......     44      Executive Vice President and      June 1994                 1994
                                       Treasurer
Gary T. Duim*.............     50      Executive Vice President         January 1993               1987
Steven P. Erwin*..........     52      Executive Vice President and      July 1994                 1994
                                       Chief Financial Officer
John D. Eskildsen*........     58      Director, President and           July 1989                 1959
                                       Chief Executive Officer, U.
                                       S. Bank of Oregon; Executive
                                       Vice President, U. S.
                                       Bancorp
Jeffrey T. Grubb..........     43      Executive Vice President        December 1995               1991
Arland D. Hatfield*.......     60      Executive Vice President          July 1989                 1987
Robert J. Lane*...........     50      Director, President and         December 1995               1995
                                       Chief Executive Officer,
                                       West One Bank, Idaho;
                                       Executive Vice President, U.
                                       S. Bancorp
Charles C. Langer.........     48      Director, President and            May 1991                 1964
                                       Chief Executive Officer, U.
                                       S. Bancorp Leasing &
                                       Financial
Daniel R. Nelson*.........     58      President and Chief             December 1995               1995
                                       Operating Officer
Paul F. Oldshue...........     44      Executive Vice President          March 1995                1991
Christian R. Rasmussen....     44      Executive Vice President        December 1995               1995
Judith L. Rice*...........     48      Executive Vice President           May 1990                 1973
V. Lamoine Saunders*......     54      Executive Vice President          July 1994                 1994
Robert D. Sznewajs*.......     49      Vice Chairman                     April 1994                1994

---------------
* Member of U. S. Bancorp Executive Management Committee composed of 12 senior
  U. S. Bancorp executive officers.

  There are no family relationships among any of the above listed persons.

     The following paragraphs describe the principal occupations, titles, and employment of each of the above listed persons during the past five years. Many of the above listed persons hold additional titles in other U. S. Bancorp subsidiaries.

(a) Mr. Board has been Executive Vice President of U. S. Bancorp in charge of Corporate, Government and Legal Affairs, since consummation of the merger of West One Bancorp ("West One") with and into U. S. Bancorp in December 1995. Mr. Board also serves as Executive Vice President and Secretary of

     U. S. Bank of Oregon and U. S. Bank of Washington. For more than five years prior to 1995, Mr. Board served as Senior Vice President, Secretary and General Counsel of West One.

(b) Mr. Cameron was elected Chief Executive Officer of U. S. Bancorp in January 1994 and Chairman of the Board in April 1994. He served as President of U.
     S. Bancorp from April 1994 until December 1995, and was Vice Chairman of U.
     S. Bancorp from January 1993 until April 1994. He served as Executive Vice President of U. S. Bank of Oregon from March 1979 until July 1993. Mr. Cameron was elected a director of U. S. Bank of Oregon in January 1993 and was elected Chairman of the Board in July 1993. Mr. Cameron was elected a director of U. S. Bank of Washington in February 1988, and currently also serves as Executive Vice President. He was President and Chief Executive Officer of U. S. Bank of Washington from October 1991 and Executive Vice President of U. S. Bancorp from March 1979 until January 1993, and was President and Chief Operating Officer of U. S. Bank of Washington from February 1988 until October 1991.

(c) Since January 1993, Ms. Campbell has been a director, President and Chief Executive Officer of U. S. Bank of Washington and Executive Vice President of U. S. Bancorp and U. S. Bank of Oregon. Ms. Campbell was Senior Vice President and Area Manager for all eastern U. S. Bank of Washington branches from February 1989 until November 1989, when she became Executive Vice President and Manager of the Distribution Group of U. S. Bank of Washington.

(d) Mr. Chatterjee has been Executive Vice President of U. S. Bancorp since June 1995, managing U. S. Bancorp's Retail Lending Services Group. He also serves as Executive Vice President of U. S. Bank of Oregon and U. S. Bank of Washington. For ten years prior to coming to U. S. Bancorp, Mr. Chatterjee was employed by Comerica, Inc. in Detroit, Michigan. Immediately prior to joining U. S. Bancorp, Mr. Chatterjee was Senior Vice President in charge of the Consumer Lending Division at Comerica, Inc.

(e) Mr. Ducharme has been Executive Vice President and Treasurer of U. S. Bancorp since June 1994. He also serves as Executive Vice President of U.
     S. Bank of Oregon and U. S. Bank of Washington. Previously, Mr. Ducharme provided personal investment and financial advice and services as an asset management and financial consultant. From 1988 through 1993, Mr. Ducharme was Executive Vice President and Treasurer of Valley National Bank in Phoenix, Arizona.

(f) Mr. Duim became Executive Vice President of U. S. Bancorp in charge of its Corporate Banking Group and Executive Vice President of U. S. Bank of Oregon in January 1993. He has also been Executive Vice President of U. S. Bank of Washington since 1988, and previously managed its Commercial Services Group.

(g)  Mr. Erwin has been Executive Vice President and Chief Financial Officer of
     U. S. Bancorp, and Executive Vice President of U. S. Bank of Oregon and U.
     S. Bank of Washington, since July 1994. Mr. Erwin served as Treasurer of BayBanks, Inc. in Boston, Massachusetts from 1987 until 1994.

(h) Mr. Eskildsen became a director and President and Chief Executive Officer of U. S. Bank of Oregon in January 1993. For more than five years prior to 1993, he was Executive Vice President of U. S. Bank of Oregon and managed its Commercial Services Group. Mr. Eskildsen became Executive Vice President of U. S. Bancorp and U. S. Bank of Washington in April 1992.

(i) Mr. Grubb has been Executive Vice President of U. S. Bancorp since December 1995, managing U. S. Bancorp's Trust and Investment Advisor Operations. Mr. Grubb also serves as Executive Vice President of U. S. Bank of Oregon and U. S. Bank of Washington. Mr. Grubb joined U. S. Bancorp in 1991, managing its insurance operations until 1994 when he became Executive Trust Officer and Chairman of the Board of Qualivest Capital Management, Inc. Prior to 1991, Mr. Grubb was a Division President with Progressive Insurance.

(j) Mr. Hatfield has been Executive Vice President of U. S. Bancorp and U. S. Bank of Oregon since October 1991 and has headed the Credit Administration and Policy Group of U. S. Bancorp since October 1992. Mr. Hatfield has also served as Chief Credit Officer of each of U. S. Bancorp and U. S. Bank of Oregon since April 1993. Since 1988, Mr. Hatfield has been Executive Vice President and Chief Credit Officer of U. S. Bank of Washington.

(k) Mr. Lane has been Executive Vice President of U. S. Bancorp since consummation of the merger with West One. Since 1987, Mr. Lane has served as director, President and Chief Executive Officer of West One Bank, Idaho.

(l) Mr. Langer became a director of U. S. Bancorp Leasing and Financial in March 1995 and has been President of U. S. Bancorp Leasing and Financial since January 1989 and Chief Executive Officer since August 1993. Prior to that date he was Executive Vice President and Manager of U. S. Bancorp Leasing and Financial.

(m) Mr. Nelson became a director, President and Chief Operating Officer of U. S. Bancorp upon consummation of the West One merger. For more than five years prior to that, Mr. Nelson was Chairman of the Board and Chief Executive Officer of West One. Mr. Nelson also serves as an Executive Vice President of U. S. Bank of Oregon and U. S. Bank of Washington.

(n) Mr. Oldshue has been Executive Vice President of U.S. Bancorp since March 1995. Mr. Oldshue also serves as Executive Vice President of U. S. Bank of Oregon and U. S. Bank of Washington. Mr. Oldshue joined U. S. Bancorp in 1991, where he has managed the Merchant Banking Group, including International Banking, Investment Banking and Corporate Product Development Divisions. During the five years prior to joining U. S. Bancorp, Mr. Oldshue headed PacificCorp Financial Service's Broker/Dealer operations and, prior to that, served as Executive Vice President and Manager of Oregon Bank's Business Services Division and Treasurer of Orbanco Financial Services Corporation.

(o) Mr. Rasmussen has been Executive Vice President of U. S. Bancorp since consummation of the merger with West One. Mr. Rasmussen also serves as Executive Vice President of U. S. Bank of Oregon and U. S. Bank of Washington. From 1993 until 1995, Mr. Rasmussen served as Executive Vice President for West One Bank, Washington in charge of its Commercial Banking Division. From 1992 until 1993, Mr. Rasmussen served as Senior Vice President of West One Bank, Washington heading the Seattle Business Banking Center. For more than five years prior to that, Mr. Rasmussen worked for Security Pacific and Rainier Banks in Seattle, Washington.

(p) Ms. Rice has been Executive Vice President of U. S. Bancorp, U. S. Bank of Oregon and U. S. Bank of Washington and Manager of the Human Resources Group since 1990. She was employed by U. S. Bancorp from 1973 until 1979. She then served in various capacities with Boise Cascade Corporation's Paper Group until January 1988. Ms. Rice rejoined U. S. Bancorp in February 1988 and was Vice President and Manager of Human Resources Planning and Development until May 1990.

(q) Mr. Saunders has been Executive Vice President of U. S. Bancorp heading the systems and operations areas since August 1994. He also serves as Executive Vice President of U. S. Bank of Oregon and U. S. Bank of Washington. Mr. Saunders served as Chief Operations Officer of Valley National Bank of Arizona in Phoenix, Arizona from 1983 until 1992. From 1992 through 1993, Mr. Saunders served as President of BancStar, Inc. From 1993 until 1994, Mr. Saunders served as National Operations Manager for BancOne Corporation.

(r) Mr. Sznewajs has been Vice Chairman of U. S. Bancorp since May 1995. From April 1994 until May 1995, Mr. Sznewajs was Executive Vice President of U.
     S. Bancorp in charge of the Support and Financial Services and Products Group. Since April 1994, he has also served as Executive Vice President of
     U. S. Bank of Oregon and U. S. Bank of Washington. From 1989 until 1993, Mr. Sznewajs was Executive Vice President and Manager of Retail Banking for Valley National Bank of Arizona in Phoenix, Arizona. In early 1993, Mr. Sznewajs became Chairman of Bank of America, N.A., the credit card bank of BankAmerica Corporation.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     U. S. Bancorp's common stock is traded in The Nasdaq Stock Market under the symbol USBC. At December 31, 1995, 39 independent brokerage firms were registered as market makers in U. S. Bancorp's common stock. Also at that date, there were 20,668 shareholders of record of U. S. Bancorp's common stock. Approximately 73% of those shareholders live in Oregon, Washington or Idaho while approximately 22% of the total shares issued and outstanding are owned by Oregon, Washington or Idaho residents. The following table presents the interday high and low sales prices of U. S. Bancorp's common stock for each quarterly period for the last two years as reported by Nasdaq:

                                               1995                                    1994
                                      -------------------------------     ------------------------------
                                       4         3       2        1         4        3       2       1
                                      ---       ---     ---      ---       ---      ---     ---     ---
        High........................  $ 36      29-1/2  27-3/4   26-3/4    $25-7/8  28-1/8  28-5/8  28-5/8
        Low.........................  $ 28-3/8  23-7/8  23-1/2   22        $22-1/8  25-1/4  24-1/2  23-1/2

     The following table represents quarterly common cash dividends declared information for the two-year period 1995-1994:

                                                       1995                       1994
                                              ----------------------     ----------------------
                                               4      3     2     1       4      3     2     1
                                              ----   ---   ---   ---     ----   ---   ---   ---
        Common dividends declared...........  $.28   .28   .25   .25     $.25   .25   .22   .22

     U. S. Bancorp's common dividend payout ratio for each of its last three fiscal years was as follows: 1995 -- 42.8%; 1994 -- 49.7%; 1993 -- 30.7%. U. S.
Bancorp's common dividend payout ratio for 1995, before the after-tax impact of merger and business integration costs, was 34.5%. The common dividend payout ratio for 1994, excluding the after-tax impact of the $100 million restructuring charge, was 39.8%.

     Reference should be made to Item 1 of this report on page 6 and Note 3 to the Consolidated Financial Statements on page 56 for a description of restrictions on the ability of U. S. Bancorp's banking subsidiaries to pay dividends to U. S. Bancorp.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with U.
S. Bancorp's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

                                                                                     % INCREASE
                                                                                     (DECREASE)
                  YEAR ENDED DECEMBER 31,                       1995       1994     1995 TO 1994     1993     1992(1)      1991
------------------------------------------------------------  --------   --------   ------------   --------   --------   --------
                                                                            (DOLLARS IN MILLIONS, EXCEPT PER SHARE)
EARNINGS
Interest income.............................................  $2,392.5   $2,074.4         15%      $1,962.2   $1,944.7   $2,099.2
Interest expense............................................     993.1      738.7         34          698.1      825.2    1,118.4
                                                              --------   --------                  --------   --------   --------
Net interest income.........................................   1,399.4    1,335.7          5        1,264.1    1,119.5      980.8
Net interest income (taxable-equivalent)(2).................   1,449.5    1,389.5          4        1,317.5    1,169.3    1,039.5
Provision for credit losses.................................     124.1      120.1          3          106.3      148.8      155.1
Noninterest revenues........................................     524.7      552.7         (5)         620.3      519.3      442.5
Merger and integration costs................................      98.9          -        N/M              -          -          -
Restructuring charge........................................         -      100.0        N/M              -          -          -
Other noninterest expenses..................................   1,191.9    1,305.1         (9)       1,273.4    1,098.1      935.3
Total noninterest expenses..................................   1,290.8    1,405.1         (8)       1,273.4    1,098.1      935.3
Income before cumulative effect of accounting changes.......     329.0      254.7         29          341.1      271.5      232.1
Cumulative effect of accounting changes.....................         -          -          -              -       59.9          -
Net income..................................................     329.0      254.7         29          341.1      211.6      232.1
---------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Income before accounting changes............................  $   2.09   $   1.60         31%      $   2.23   $   1.87   $   1.68
Net income..................................................      2.09       1.60         31           2.23       1.45       1.68
Book value..................................................     16.38      15.40          6          15.23      13.45      12.72
Cash dividends declared(3)..................................      1.06        .94         13            .85        .76        .71
Average common shares outstanding (000's)...................   151,554    151,392          -        147,518    142,609    138,506
---------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Return on average common equity.............................     12.90%     10.62%                    15.71%     14.06%     13.74%
Return on average assets....................................      1.09        .87                      1.22       1.07       0.98
Overhead ratio..............................................     65.38      72.34                     65.71      65.03      63.11
Net interest margin.........................................      5.38       5.35                      5.31       5.17       4.89
Average total shareholders' equity to average assets........      8.63       8.35                      8.01       7.50       7.14
Leverage capital ratio......................................      7.88       7.82                      7.64       7.10       6.77
Risk-based capital ratios:
  Tier 1 capital ratio......................................      8.49       8.72                      8.95       8.63       7.79
  Total capital ratio.......................................     11.85      11.38                     11.75      11.51      10.24
Nonperforming assets as a % of loans and foreclosed
  assets....................................................       .73       1.06                      1.44       1.77       2.52
Allowance as a % of loans...................................      1.91       1.79                      1.77       1.81       1.63
Allowance as a % of nonperforming loans.....................       336        192                       144        117         83
---------------------------------------------------------------------------------------------------------------------------------
PERIOD-END BALANCES
Assets......................................................  $ 31,794   $ 30,609          4%      $ 29,087   $ 27,875   $ 24,292
Interest-earning assets.....................................    27,883     27,004          3         25,946     24,643     21,583
Loans.......................................................    22,785     21,645          5         19,445     18,040     17,371
Deposits....................................................    23,265     21,859          6         21,448     21,062     17,361
Long-term debt..............................................     1,377      1,244         11          1,162      1,437      1,319
Common shareholders' equity.................................     2,467      2,343          5          2,292      1,971      1,773
Preferred stock.............................................       150        150          -            150        150          -
Full-time equivalent employees..............................    14,081     15,388         (8)        17,340     16,273     14,746
---------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Assets......................................................  $ 30,198   $ 29,163          4%      $ 27,996   $ 25,335   $ 23,658
Interest-earning assets.....................................    26,929     25,940          4         24,819     22,604     21,209
Loans.......................................................    22,165     20,336          9         18,493     17,438     17,264
Deposits....................................................    22,019     21,486          2         20,979     18,424     16,996
Common shareholders' equity.................................     2,456      2,284          8          2,093      1,834      1,689
Preferred stock.............................................       150        150          -            150         66          -

---------------
(1) 1992 net income includes a $59.9 million after-tax charge from the adoption of Statement of Financial Accounting Standards (FAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and FAS No. 112, "Employers' Accounting for Postemployment Benefits".

      1992 income before accounting changes per common share on a primary and fully diluted basis was $1.84 and $1.79, respectively. Net income per share on a primary and fully diluted basis was $1.42 and $1.40, respectively. Dilution was not material in the other periods presented.

      1992 returns on average common equity and assets were computed before accounting changes. After accounting changes, return on average assets was .84% and return on average common equity was 11.25%.

(2) Includes taxable equivalent adjustment related to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for 1995, 1994 and 1993 and 34% for the other years presented.

(3) Dividends per share are based on historical U.S. Bancorp common cash dividends paid.

N/M  Not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report. Each of the items referred to in this performance review is more fully described in the following discussion or in the Notes to the Consolidated Financial Statements presented on pages 50 through 84 of this report.

PERFORMANCE OVERVIEW

     Strong loan growth and disciplined expense control led to a 29 percent increase in 1995 net income over 1994 results. Net income of $329 million, or $2.09 per share, in 1995 exceeded 1994 net income of $255 million, or $1.60 per share. These results reflect the completion of U. S. Bancorp's merger with West One Bancorp (West One) in 1995 in a transaction accounted for as a pooling-of-interests. All results and references to U. S. Bancorp represent activity for the combined company, and all prior periods have been restated to reflect the combination.

     In December 1995, U. S. Bancorp merged with West One, a regional financial services company headquartered in Boise, Idaho, creating a super-regional financial services company doing business in six western states with over $31 billion in assets. U. S. Bancorp issued 1.47 shares of common stock for each share of West One common stock. Net income for 1995 includes merger and integration costs of $76.6 million (after-tax), or $.51 per share.

     To facilitate the discussion of its results of operations, in the table on the next page, U. S. Bancorp presents an additional analysis of performance to supplement the accompanying consolidated statement of income and balance sheet. This additional analysis of performance should not be viewed as a substitute for the generally accepted accounting principle based financial statements presented elsewhere in this report. There are three primary differences between the consolidated statement of income and the operating income analysis that follows. First, the operating income analysis presents the line items in a slightly different order. Second, certain transactions that are nonrecurring or that are not related to what management believes is core business, are not included in noninterest revenues and noninterest expenses in determining operating income. Finally, operating income is also before the provision for credit losses, other real estate owned transactions (OREO) and income taxes. The provision for credit losses is deducted from operating income as its amount is based on the analysis of the required level of the allowance for credit losses and can be subject to fluctuation due to the prevailing level of charge-offs. Management has presented the additional analysis in the belief that it is meaningful to understand the results and trends in operating income separately from nonrecurring transactions, noncore activities, certain provisions and other real estate owned transactions. Due to the format of this presentation, not all line items agree directly to the consolidated financial statements.

                             RESULTS OF OPERATIONS

     Operating income, defined as income before the provision for credit losses, OREO transactions, merger and integration costs, the restructuring charge, other noncore/nonrecurring items and provision for income taxes, increased 22 percent in 1995 as compared with 1994. The increase in operating income was attributable to a four percent increase in net interest income and a seven percent decrease in noninterest expense. The table below presents the trend of operating income for the years 1995, 1994 and 1993. For detailed information on the items presented as noncore or nonrecurring, refer to the respective discussions of "Noninterest Revenues" and "Noninterest Expenses."

SUMMARY OF OPERATIONS
TAX-EQUIVALENT BASIS

                                                                         PERCENT
                                                                         CHANGE                  PERCENT
                                                  1995       1994     -------------     1993     CHANGE
                                                --------   --------   (IN MILLIONS)   --------   ------
Net interest income...........................  $1,449.5   $1,389.5          4%       $1,317.5       5%
Noninterest revenues..........................     504.7      514.7         (2)          536.3      (4)
Noninterest expenses..........................   1,187.6    1,277.1         (7)        1,273.9       -
                                                --------   --------                   --------
Operating income..............................     766.6      627.1         22           579.9       8
Provision for credit losses...................    (124.1)    (120.1)         3          (106.3)     13
OREO transactions.............................       2.9        (.8)       N/M            (2.5)    N/M
                                                --------   --------                   --------
                                                   645.4      506.2         27           471.1       7
Noncore/nonrecurring items
  Equity investment income (loss).............       3.2       (5.4)                      34.0
  Gain on sale of operations and loans........       8.9       62.9                        9.3
  Gain (loss) on sale of securities...........       3.0       (9.2)                        .5
  Gain on sale of mortgage loan servicing
     rights, net of accelerated intangibles
     amortization.............................       1.7        1.3                       40.2
  Other nonrecurring noninterest revenue
     items....................................       3.2      (11.6)                         -
  Merger and integration costs................     (98.9)         -                          -
  Restructuring charge........................         -     (100.0)                         -
  Business consolidation expenses.............      (4.0)         -                          -
  Asset write-downs...........................      (3.2)     (18.4)                      (6.2)
  Other nonrecurring noninterest expense
     items....................................         -       (8.8)                       9.2
                                                --------   --------                   --------
                                                   (86.1)     (89.2)                      87.0
                                                --------   --------                   --------
Income before income taxes....................     559.3      417.0                      558.1
Less tax-equivalent adjustment included
  above.......................................      50.1       53.8                       53.4
Provision for income taxes....................     180.2      108.5                      163.6
                                                --------   --------                   --------
Net income....................................  $  329.0   $  254.7         29%       $  341.1     (25)%
                                                ========   ========   ========        ========   ========

---------------
N/M Not Meaningful.

     Noninterest revenues of $504.7 million, before noncore and nonrecurring items, decreased $10.0 million, or two percent from 1994, and decreased $31.6 million from 1993. The decrease is primarily due to the disposition of a credit reporting subsidiary and the majority of the mortgage banking business as part of the 1994 restructuring. Excluding the effects of divested activities, noninterest revenues were up two percent in 1995 compared with 1994, and up six percent in 1994 compared with 1993.

     Noninterest expenses in 1995 of $1,188 million, before merger and integration costs and other noncore and nonrecurring items, decreased $89.5 million, or seven percent, from $1,277 million in 1994. Employee compensation and benefits decreased $41.9 million, or seven percent, mainly due to a reduction in the number of full-time equivalent employees as the result of the restructuring program initiated in the first quarter of 1994. In addition, regulatory agency fees decreased $18.6 million, or 34 percent, in 1995 due to the reduction in FDIC deposit insurance premiums.

     The provision for credit losses of $124.1 million in 1995 included approximately $27 million of provision related to the integration and management of the combined loan portfolios. The allowance for credit losses at December 31, 1995 stood at 1.91 percent of period-end loans and equaled 336 percent of nonperforming loans.

     As previously discussed, the operating income presentation excludes noncore and nonrecurring items. The company believes that it is informative to also compute certain performance measures exclusive of these noncore and nonrecurring items. Excluding the after-tax impact of the noncore/nonrecurring items in all years and merger-related provisions for credit losses and income taxes in 1995, return on average common shareholders' equity (ROE) increased 22 percent, to
16.54 percent in 1995 from 13.60 percent in 1994. On the same basis, the ROE in 1993 was 13.19 percent. The return on average assets (ROA), similarly adjusted, increased to 1.38 percent in 1995 from 1.11 percent in 1994 and 1.03 in 1993. These returns were calculated using the adjustments to reported net income as indicated previously. Under generally accepted accounting principles, ROE as reported was 12.90 percent, 10.62 percent and 15.71 percent for 1995, 1994, and 1993, respectively. ROA as reported was 1.09 percent, .87 percent and 1.22 percent for 1995, 1994 and 1993, respectively.

     In December 1995, U. S. Bancorp completed its merger with West One, which was announced in May 1995. In connection with the merger, pre-tax merger and integration costs of $98.9 million were recognized during 1995. The costs were incurred primarily in the fourth quarter of 1995 and consisted of (on a pre-tax basis): severance, retention and other employment-related costs of $29.4 million; costs to eliminate redundant computer systems, premises, furniture and equipment, and account conversion costs of $39.6 million; professional fees of $13.9 million; and other integration costs related to the merger of $16.0 million. The staff count of the combined organizations will be reduced by approximately 1,100 full-time equivalent employees. The merger and integration costs will be funded out of operating cash flows with payments for severance and employee-related expenses occurring approximately ratably over the next year. U.
S. Bancorp expects to recognize additional integration-related costs during the first half of 1996. However, the majority of these costs were incurred in 1995.

     U. S. Bancorp anticipates annual cost savings of approximately $84 million (pre-tax) by 1997, primarily through staff reductions resulting in $36 million in savings, consolidation of certain systems and back office support functions for $18 million, and the elimination, consolidation or sale of certain branches and administrative functions for an additional $30 million.

     As part of the regulatory approval process for the merger, U. S. Bancorp will divest 31 branches with deposits of approximately $720 million and loans of approximately $465 million. U.S. Bancorp has signed a definitive agreement to sell these branches, located mainly in Oregon, and anticipates the transaction to close in the second quarter of 1996, to result in a pre-tax gain of approximately $30 million.

NET INTEREST INCOME (TAX-EQUIVALENT BASIS)

     Net interest income, the principal source of U. S. Bancorp's operating income, includes interest income and fees generated by interest-earning assets, primarily loans and investment securities, less interest expense on interest-bearing liabilities, primarily deposits, purchased funds and long-term debt. Net interest income is affected by the volume, interest rates and relative mix of both earning assets and interest-bearing and noninterest-bearing sources of funds.

ANALYSIS OF NET INTEREST INCOME (TAX-EQUIVALENT BASIS)

                                                                                   NET
                                                        INTEREST     INTEREST    INTEREST
                                                         INCOME      EXPENSE      INCOME
                                                        --------     -------     --------
                                                                  (IN MILLIONS)
        1993 as reported..............................  $2,015.7     $698.2      $1,317.5
        1994 increase due to:
          Changes in balances.........................      86.3       19.7          66.6
          Changes in rates............................      26.2       20.8           5.4
                                                        --------     ------      --------
        1994 as reported..............................   2,128.2      738.7       1,389.5
        1995 increase due to:
          Changes in balances.........................      77.2       22.8          54.4
          Changes in rates............................     237.2      231.6           5.6
                                                        --------     ------      --------
        1995 as reported..............................  $2,442.6     $993.1      $1,449.5
                                                        ========     ======      ========

     Net interest income was $1.45 billion in 1995, up $60.0 million, or four percent, from the prior year. This followed an increase of $72.0 million, or five percent, in 1994 compared with 1993. In 1995, the growth in net interest income resulted primarily from the increase in earning assets and, to a lesser extent, an increase in the net interest margin.

     Average earning assets in 1995 totaled $26.9 billion, an increase of $1.0 billion, or four percent, from the prior year. This followed an increase of $1.1 billion, or five percent, in 1994 from 1993. The increase in 1995 reflected the growth in average loans, which rose $1.8 billion, or nine percent over 1994, partially offset by a $520 million decline in average securities which served as an additional funding source for loan growth. Average commercial loans increased $1 billion, or 10 percent, average consumer loans increased $320 million, or six percent, and average real estate mortgage loans were up $357 million, or 12 percent, over the prior year.

     Average interest-bearing liabilities in 1995 totaled $21.7 billion, an increase of $649 million, or three percent, from the prior year. Average interest-bearing deposits increased $460 million, or three percent, in 1995 as decreases in savings, NOW accounts and interest-checking were offset by a $529 million increase in money market accounts and a $506 million increase in time deposits more than $100,000. Average short-term borrowings, including federal funds purchased and security repurchase agreements, increased $177 million in 1995 over the prior year.

     The net interest margin on interest-earning assets, which is the average yield on interest-earning assets less the average rate paid for all sources of funding, including the benefit of interest-free funds, was 5.38 percent in 1995 compared with 5.35 and 5.31 percent in 1994 and 1993, respectively. The average yield on earning assets increased 87 basis points in 1995 compared with 1994. The average cost of interest-bearing liabilities increased 107 basis points in 1995 as short-term rates increased as compared with 1994. The increase in the cost of interest-bearing liabilities was offset by the benefit of a higher proportion of interest-earning assets supported by noninterest-bearing sources of funds in 1995.

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

                                                 1995 VERSUS 1994                    1994 VERSUS 1993
                                         --------------------------------    ---------------------------------
                                               INCREASE (DECREASE)                  INCREASE (DECREASE)
                                                 DUE TO CHANGE IN                    DUE TO CHANGE IN
                                         --------------------------------    ---------------------------------
                                         AVERAGE     AVERAGE       NET        AVERAGE     AVERAGE       NET
                                          VOLUME       RATE       CHANGE      VOLUME       RATE       CHANGE
                                         --------    --------    --------    ---------    -------    ---------
                                                                    (IN THOUSANDS)
INTEREST INCOME
Interest-bearing deposits with other
  banks................................  $   (245)   $     85    $   (160)   $     (72)   $   233    $     161
Federal funds sold and security resale
  agreements...........................    (2,703)      3,146         443         (530)     4,295        3,765
Other short-term investments...........    (1,002)        119        (883)          60        501          561
Trading account securities.............        32         852         884       (1,129)     1,078          (51)
Loans held for sale....................   (16,466)      2,041     (14,425)     (28,316)       687      (27,629)
Securities available for sale..........   (10,355)     15,222       4,867      128,295     (5,754)     122,541
Securities held to maturity............   (23,240)      3,767     (19,473)    (163,307)     9,108     (154,199)
Loans and lease financing..............   151,162     192,003     343,165      150,533     16,815      167,348
                                         --------    --------    --------    ---------    -------    ---------
    Total interest income..............    77,224     237,194     314,418       86,264     26,233      112,497
                                         --------    --------    --------    ---------    -------    ---------
INTEREST EXPENSE
Interest on deposits
  Savings accounts.....................    (9,844)      4,311      (5,533)       3,188     (5,634)      (2,446)
  NOW accounts and interest checking...    (3,380)      6,073       2,693        1,189     (8,378)      (7,189)
  Money market deposit accounts........    15,852      59,473      75,325        7,457     15,393       22,850
  Time -- $100,000 or more.............    22,777      27,604      50,381        8,225      4,763       12,988
  Consumer time........................     4,500      58,898      63,398      (24,321)    (3,909)     (28,230)
                                         --------    --------    --------    ---------    -------    ---------
         Total.........................    14,591     171,673     186,264        3,996     (6,023)      (2,027)
                                         --------    --------    --------    ---------    -------    ---------
Federal funds purchased and security
  repurchase agreements................    (8,122)     38,117      29,995       16,009     32,318       48,327
Commercial paper.......................    (1,577)      3,193       1,616          564      2,515        3,079
Other short-term borrowings............    12,399      20,130      32,529         (222)       319           97
Long-term debt.........................       827       3,181       4,008       (6,655)    (2,255)      (8,910)
                                         --------    --------    --------    ---------    -------    ---------
         Total interest expense........    22,780     231,632     254,412       19,732     20,834       40,566
                                         --------    --------    --------    ---------    -------    ---------
Changes in net interest income.........  $ 54,444    $  5,562    $ 60,006    $  66,532    $ 5,399    $  71,931
                                         ========    ========    ========    =========    =======    =========

     The increase in interest income in 1995 was predominately due to interest income on loans, which increased $343 million over 1994 from a combination of higher average loan volumes and higher average rates earned. This increase in interest income was partially offset by a decrease in interest income from securities held to maturity as proceeds from maturing securities were used to fund loan growth. Interest on loans held for sale in 1995 decreased from 1994, reflecting the sale of certain mortgage loan origination offices in 1994.

     Interest expense on deposits in 1995 increased $186 million over 1994, as rates on all deposit products increased industry wide. A rising interest rate environment also increased the cost of short-term and long-term sources of funds.

     An increase in interest income in 1994 compared with 1993 was primarily related to volume-driven increases in commercial and consumer loans. This increase in 1994 was partially offset by a decrease in interest income from loans held for sale, due to the sale of certain loan origination offices in 1994.

     Interest expense on deposits in 1994 decreased from 1993, primarily the result of a lower consumer deposit rate environment in 1994 for certain deposit products. Interest expense increased in 1994 over 1993 on federal funds purchased and security repurchase agreements due mainly to the higher volume of these borrowings in 1994 as average deposits declined from 1993 levels.

NONINTEREST REVENUES

     Excluding revenues associated with activities affected by divestitures and noncore/nonrecurring revenues identified in the table below, noninterest revenues of $489.5 million in 1995 increased by two percent over 1994. The comparable noninterest revenues in 1994 increased six percent over 1993. The principal components of noninterest revenues are shown in the table below.

                                                                   CHANGE                           CHANGE
                                                              -----------------                -----------------
                                           1995      1994     AMOUNT    PERCENT       1993     AMOUNT    PERCENT
                                          ------    ------    ------    -------      ------    ------    -------
                                                                      (IN MILLIONS)
Noninterest revenues:
  Service charges on deposit accounts...  $189.5    $191.6   $ (2.1)      (1)%      $171.3     $ 20.3       12%
  Bank card revenue, net................    73.4      73.3       .1       --          69.3        4.0        6
  Trust and investment
    management..........................    65.8      65.3       .5        1          62.3        3.0        5
  Exchange fees.........................    42.6      36.8      5.8       16          32.7        4.1       13
  Insurance revenue.....................    21.4      25.4     (4.0)     (16)         17.1        8.3       49
  ATM revenue...........................    21.6      21.1       .5        2          17.4        3.7       21
  Brokerage and other commissions.......    13.2      12.9       .3        2          18.7       (5.8)     (31)
  Trading account.......................    17.4      15.4      2.0       13          19.5       (4.1)     (21)
  All other.............................    44.6      36.9      7.7       21          43.7       (6.8)     (16)
                                          ------    ------   ------                 ------     ------
                                           489.5     478.7     10.8        2         452.0       26.7        6
                                          ------    ------   ------                 ------     ------
Activities affected by divestitures:
  Mortgage banking income, net..........    15.2      22.8     (7.6)     (33)         50.3      (27.5)     (55)
  Credit reporting revenue..............       -      13.2    (13.2)     N/M          34.0      (20.8)     (61)
                                          ------    ------   ------                 ------     ------
                                            15.2      36.0    (20.8)     (58)         84.3      (48.3)     (57)
                                          ------    ------   ------                 ------     ------
                                           504.7     514.7    (10.0)      (2)        536.3      (21.6)      (4)
                                          ------    ------   ------                 ------     ------
Noncore/nonrecurring revenue items:
  Gain on sale of operations and
    loans...............................     8.9      62.9                             9.3
  Equity investment income (loss).......     3.2      (5.4)                           34.0
  Gain on sale of mortgage loan
    servicing rights, net of accelerated
    intangibles amortization............     1.7       1.3                            40.2
  Gain (loss) on sale of securities
    available for sale..................     3.0      (9.2)                             .5
  Nonrecurring noninterest revenue
    items...............................     3.2     (11.6)                              -
                                          ------    ------                          ------
                                          $524.7    $552.7   $(28.0)      (5)%      $620.3     $(67.6)     (11)%
                                          ======    ======   ======      ===        ======     ======      ===

---------------
N/M Not Meaningful.

     Service charges on deposit accounts decreased one percent to $189.5 million in 1995 from $191.6 million in 1994. The decrease is related to a decline in consumer product service charges, partially offset by increases in non-sufficient funds and overdraft charges. All other categories of service charges increased from the prior year. The increase in service charges in 1994 as compared with 1993 was primarily due to selective repricing of consumer and corporate payment and cash management products.

     During 1995, U. S. Bancorp sold two affinity credit card portfolios with balances of approximately $350 million. The decrease in annual membership fee and other income related to these portfolios included in bank card revenue was offset by payments received from U. S. Bancorp's merchant processing partner. In September 1995, U. S. Bancorp sold an interest in its merchant processing service business and allocated all of its merchant contract base to a co-owned merchant business alliance.

     Trust and investment administration revenues were $65.8 million in 1995, $65.3 million in 1994 and $62.3 million in 1993. The increase reflects increased revenue from management of employee benefit plan assets and investment advisory fees. Exchange fees, which consist primarily of fees from letters of credit, check orders and foreign money exchanges, totaled $42.6 million in 1995, $36.8 million in 1994 and $32.7 million in 1993. The increase over the prior years was primarily related to letters of credit income and check order fees.

     Insurance revenue decreased 16 percent in 1995 compared with 1994 due primarily to a decrease in the sales volume of annuities as consumer investment alternatives increased. In 1994, successful marketing of annuity products led to a 49 percent increase in insurance revenues compared with 1993. ATM revenue was $21.6 million in 1995 and $21.1 million in 1994 and continued to reflect the expansion of ATM transactions available to customers and adjustment of the pricing schedule to accommodate the new features. Brokerage and other commissions in 1994 decreased $5.8 million from 1993, mainly the result of a decline in customer transaction volumes. Trading account revenues increased $2 million, or 13 percent, in 1995 compared with 1994. Trading revenues in 1994 were $4.1 million less than 1993 due to less favorable financial market conditions in 1994.

     In August 1994, U. S. Bancorp sold most of the residential mortgage loan servicing portfolio and 50 loan origination offices of its subsidiary U. S. Bancorp Mortgage Company. Mortgage banking income in 1995 is not comparable to prior years due to the impact of this sale. U.S. Bancorp sold its credit reporting subsidiary, Credco, Inc., in January 1995. The decrease in credit reporting revenue in 1994 compared with 1993 was due to a lower volume of mortgage loan originations and refinancings.

     The 1995 gain on sale of operations and loans included a $5.5 million gain on sale of affinity card portfolios, $3.0 million gain on sales of adjustable-rate mortgage loans and student loans, and a $.4 million gain on sale of a bank branch. Nonrecurring noninterest revenue items in 1995 included a $5 million gain on sale of U. S. Bank of Washington's former headquarters building and $2 million of losses incurred by U. S. Bancorp's import/export finance subsidiary.

     The 1994 gain on sale of operations included $50.8 million from the previously mentioned sale of mortgage subsidiary assets. Gain on sale of loans in 1994 totaled $11.2 million and related to sales of a portion of an affinity bank card portfolio and student loans. Losses of $9.2 million were incurred in 1994 on sale of securities available for sale, the proceeds of which were primarily reinvested to increase the portfolio yield in subsequent periods. Included in other nonrecurring noninterest revenue items in 1994 were losses of $3.9 million incurred by U. S. Bancorp's import/export subsidiary and $8.3 million of trading account losses related to the sale of certain collateralized mortgage obligations.

     The 1993 gain on sale of loans totaled $4.5 million and gain on sale of operations was $4.8 million, primarily the result of the sale of U. S. Bancorp's corporate trust business. Equity investment income (loss) consisted primarily of gains realized on sales of partnership interests in publicly traded companies initiated by fund managers. In 1993, a portion of the mortgage subsidiary's mortgage servicing rights portfolio was sold for a gain of $54.8 million, which resulted in recognition of $8.9 million of hedge income related to the portfolios sold. In addition, during 1993, U. S. Bancorp adjusted the recorded value of its purchased mortgage servicing rights and excess servicing fees receivable in light of an increase in the rate of mortgage loan prepayments. The carrying value of these assets was reduced by $23.5 million. These three mortgage banking items combined totaled $40.2 million.

NONINTEREST EXPENSES

     Noninterest expenses, excluding noncore/nonrecurring expense items in both periods detailed in the table below, decreased $89.5 million, or seven percent, compared with 1994. Total noninterest expenses in 1995 were $1.29 billion, down from $1.41 billion in 1994, and were $1.27 billion in 1993.

                                                                        CHANGE                           CHANGE
                                                                  ------------------               ------------------
                                             1995        1994     AMOUNT     PERCENT      1993     AMOUNT     PERCENT
                                           --------    --------   -------    -------    --------   -------    -------
                                                                         (IN MILLIONS)
Noninterest expenses:
  Employee compensation and benefits...    $  602.1    $  644.0   $ (41.9)      (7)%    $  653.3   $  (9.3)      (1)%
  Net occupancy expense................        85.4        86.4      (1.0)      (1)         82.5       3.9        5
  Equipment rentals, depreciation and
    maintenance........................       127.4       130.0      (2.6)      (2)        120.3       9.7        8
  Regulatory agency fees...............        35.5        54.1     (18.6)     (34)         54.4       (.3)       -
  Telecommunications...................        33.3        35.2      (1.9)      (5)         33.0       2.2        7
  Amortization of intangibles..........        18.8        22.1      (3.3)     (15)         23.7      (1.6)      (7)
  Contract personnel...................        13.7        14.5       (.8)      (6)         16.7      (2.2)     (13)
  Consultants..........................         7.5        12.0      (4.5)     (38)         14.3      (2.3)     (16)
  Servicing fee expense................         9.6        14.4      (4.8)     (33)          5.7       8.7      153
  Marketing and advertising............        33.3        35.3      (2.0)      (6)         39.6      (4.3)     (11)
  Other taxes and licenses.............        15.7        12.9       2.8       22          14.7      (1.8)     (12)
  Stationery, supplies and postage.....        63.9        59.2       4.7        8          59.2         -        -
  Travel...............................        12.4        15.9      (3.5)     (22)         18.8      (2.9)     (15)
  All other............................       129.0       141.1     (12.1)      (9)        137.7       3.4        2
                                           --------    --------   -------               --------   -------
                                            1,187.6     1,277.1     (89.5)      (7)      1,273.9       3.2        -
                                           --------    --------   -------               --------   -------
Noncore/nonrecurring expense items:
  OREO transactions....................        (2.9)         .8                              2.5
  Merger and integration costs.........        98.9           -                                -
  Restructuring charge.................           -       100.0                                -
  Business consolidation expenses......         4.0           -                                -
  Asset write-downs....................         3.2        18.4                              6.2
  Nonrecurring noninterest expense
    items..............................           -         8.8                             (9.2)
                                           --------    --------                         --------
                                           $1,290.8    $1,405.1   $(114.3)      (8)%    $1,273.4   $ 131.7       10%
                                           ========    ========   =======      ===      ========   =======      ===

     Significant improvement in the overhead ratio (defined as noninterest expenses as a percentage of tax-equivalent net interest income and noninterest revenues) was achieved in 1995 when the ratio reached 65.4 percent, down from
72.3 percent in 1994. U.S. Bancorp's management believes that it is informative to compute certain performance measures exclusive of noncore and nonrecurring items. Excluding OREO transactions and noncore/nonrecurring items from noninterest expenses and noninterest revenues, the overhead ratio for the year 1995 was 60.8 percent, compared with 67.1 percent and 68.7 percent for 1994 and 1993, respectively.

     Employee compensation decreased $35.5 million in 1995, or seven percent, compared with 1994. These reductions reflect the decrease in full-time equivalent employees related to the restructuring program that occurred during 1994. Employee benefits expense decreased $6.4 million, or five percent, in 1995 compared with 1994. Employee compensation and benefits expense in 1994 was $9.3 million lower than 1993. The decrease is a combination of reduced expenses due to restructuring, partially offset by increased expenses related to several small bank acquisitions in 1994.

     Net occupancy expense decreased $1.0 million in 1995 compared to 1994 after a $3.9 million increase in 1994 from 1993. The increase in 1994 as compared with 1993 related to occupancy of a new headquarters building by U. S. Bank of Washington in Seattle, Washington. Equipment rentals, depreciation and maintenance decreased two percent in 1995 compared with 1994 after a $9.7 million increase in 1994 from 1993.

     Regulatory agency fees declined in 1995 as the result of the reduction of FDIC insurance premiums to an average of 4.4 cents per $100 of insured deposits from 23.2 cents. Amortization of intangibles decreased $3.3 million, or 15 percent in 1995 compared with 1994 due primarily to the decrease in purchased credit card relationship intangibles related to the sale of affinity credit card portfolios in 1995, and a reduction in goodwill due to the sale of a subsidiary at year-end 1994. Servicing fee expense decreased $4.8 million, or 33 percent, in 1995 from 1994. The decrease is due primarily to reduction of servicing expense related to divested affinity credit card portfolios. The $8.7 million increase in 1994 servicing fee expense over 1993 is related both to affinity card servicing and brokerage servicing costs. The reductions in several other expense categories have been achieved through actions taken to implement the restructure program as discussed below.

     Business consolidation expenses in 1995 were related to additional costs associated with consolidation of computer operations and reconfiguration of branch support functions not related to the merger with West One. OREO transactions in 1995 included a $2.5 million gain on sale of California real estate. Asset write-downs in 1995 were primarily the write-down of premises vacated by the affinity card banking subsidiary.

     In the first quarter of 1994, a $100 million restructuring charge was recorded related to a comprehensive program designed to allow U. S. Bancorp to become a more efficient, competitive and customer-focused financial institution. The program included staff reductions accomplished through an early retirement opportunity for certain employees, other severance programs and attrition; divestiture of certain business activities; and the consolidation and integration of certain operations and facilities that no longer fit U. S. Bancorp's corporate objectives or the needs of its regional customers. The program called for consolidation of branch operations centers for all states from seven to two, closure of certain branches, and other activities. As a result, by the third quarter of 1995 U. S. Bancorp (prior to the merger with West One) achieved its goal of reducing the overhead ratio to under 59 percent, ahead of its 1997 target date.

     The $100 million charge represented the incremental costs that resulted from the restructuring plan. Included in the restructuring charge were $52.4 million of costs associated with enhanced retirement and other benefit programs, $22.6 million of severance benefits, $9.5 million of expenses related to the cost to exit certain business activities, $7.3 million related to consolidation and integration of facilities, and $8.2 million of other cost reduction expenses related to the program.

     U. S. Bancorp offered eligible employees an early retirement incentive program, providing a reduction in the eligible age for retirement and an additional number of years of service toward the computation of retirement benefits. Certain employees were eligible for voluntary severance benefits, which exceeded standard severance benefits provided to personnel displaced in the restructuring program. In addition, certain employees received payments for their retention through agreed upon dates and outplacement services.

     Included in asset write-downs in 1994 was the write-off of certain capitalized expenses as U. S. Bancorp changed its policy with respect to the capitalization of internal costs related to the development and installation of computer software. These unamortized costs related to several projects were written off as a charge to expenses totaling $12.1 million. Write-downs of intangibles resulting from revaluation of certain acquired business intangibles in 1994 totaled $3.3 million. Deferred costs totaling $3.0 million related to agent-originated consumer loans held for sale were written off upon the transfer of these loans to the loan portfolio and included in asset write-downs. Other nonrecurring noninterest expense items in 1994 were anticipated expenses related to system conversions of $6.2 million; interest accrued on pending settlements with tax authorities of $1.2 million; and other items totaling $1.4 million. Asset write-downs in 1993 included a $2.7 million write-down of bank premises and a $3.5 million write-down of affinity credit card intangibles due to a change in underlying assumptions regarding the solicitation period for potential cardholders. Nonrecurring noninterest expense items in 1993 included reversal of excess postretirement and other liabilities of $8 million.

INCOME TAXES

     U. S. Bancorp's effective income tax rate was 35.4 percent in 1995, compared with 29.9 percent in 1994 and 32.4 percent in 1993. The effective tax rate increased in 1995 as the level of pre-tax income increased, with a correspondent decrease in the proportion of tax-exempt interest income. In addition, the 1995 results include a higher level of nondeductible expenses incurred in conjunction with the merger with West One. The decline in the effective tax rate in 1994 from 1993 was caused primarily by the higher proportion of tax-exempt interest income in 1994 due to the decline in taxable income as a result of the restructuring charge. Also, in 1994, U. S. Bancorp recorded a higher amount of tax credits associated with low income housing investments.

                              FINANCIAL CONDITION

SECURITIES PORTFOLIOS

     In November of 1995, the Financial Accounting Standards Board (FASB) issued additional implementation guidance regarding the FASB's previously issued Statement of Financial Accounting Standards (FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The additional guidance provided an opportunity to reassess the appropriateness of the classification of securities, and reclassify securities in accordance with the provisions of FAS No. 115. Any reclassifications under these guidelines were required to be made by December 31, 1995 and, accordingly, U. S. Bancorp reclassified approximately $800 million of held to maturity securities to the available for sale classification prior to that date. As a result of this reclassification, the held to maturity securities portfolio consisted mainly of state and municipal bonds at December 31, 1995. Reclassifications from the held to maturity category resulting from this one-time reassessment does not affect U. S. Bancorp's intent to hold other debt securities to maturity in the future.

     Securities available for sale totaled $3.3 billion at December 31, 1995, compared with $2.5 billion at December 31, 1994, reflecting the transfer of securities between classifications in December 1995. The average yield on the available for sale securities portfolio at year-end 1995 was 6.52 percent. Securities held to maturity decreased to $865 million at December 31, 1995 from approximately $2 billion at December 31, 1994, the result of the reclassification of securities to the available for sale category and maturing securities used to fund loan growth. The average yield on the held to maturity portfolio was 7.33 percent at December 31, 1995.

     The securities portfolios are managed to maximize yield over an entire interest rate cycle while minimizing market exposure to changes in interest rates. In the third quarter of 1994, U. S. Bancorp sold a portion of its available for sale U. S. Treasury securities and reinvested the proceeds primarily in collateralized mortgage obligations to improve the yield of the securities portfolios.

     At December 31, 1995, the carrying value of the securities portfolios included $969.8 million of mortgage-backed securities (MBS's) and collateralized mortgage obligations (CMO's), compared with $1.56 billion at December 31, 1994. Substantially all of these securities were issued by Federal agencies or backed by Federal agency pass-through securities.

     The overall yield earned on MBS's and CMO's depends on the amount of interest earned over the life of the security, adjusted for the amortization of any premium or discount. Actual maturities and yields of these securities depend on when the underlying mortgage principal and interest are repaid. Prepayment experience is affected by changes in market interest rates, as well as loan types and maturities, geographical location of the related properties, seasonality, age and mobility of borrowers and whether loans are assumable.

     U.S. Bancorp invests primarily in government agency-sponsored CMO's, which effectively eliminates credit risk. The majority of CMO purchases were made at a point in the yield curve to reduce interest rate risk. Government agency sponsored MBS's of intermediate duration held at December 31, 1995 have minimal credit risk and have reduced interest rate risk. Very seasoned, longer-maturity MBS's are sometimes acquired for their stable cash flows.

MATURITY DISTRIBUTION AND YIELDS OF SECURITIES

                                                 AVAILABLE FOR SALE                                HELD TO MATURITY
                                   -----------------------------------------------   --------------------------------------------
                                   WEIGHTED   ESTIMATED    ESTIMATED    ESTIMATED    WEIGHTED   AMORTIZED   AMORTIZED   AMORTIZED
                                   AVERAGE    FAIR VALUE   FAIR VALUE   FAIR VALUE   AVERAGE      COST        COST        COST
                                   YIELD(1)      1995         1994         1993      YIELD(1)     1995        1994        1993
                                   --------   ----------   ----------   ----------   --------   ---------   ---------   ---------
                                                                           (IN MILLIONS)
U.S. Treasury obligations
 Due within one year..............   5.51%     $  382.6     $  270.5     $  135.0         -%     $     -    $      -    $  162.7
 Due after one year but within
   five years.....................   5.35         368.3        722.6      1,086.7         -            -        10.0           -
 Due after five years but within
   ten years......................   5.77          10.2            -            -         -            -           -           -
 Due after ten years..............     --             -            -            -         -            -           -           -
                                               --------     --------     --------                 ------    --------    --------
       Total......................   5.43         761.1        993.1      1,221.7         -            -        10.0       162.7
                                               --------     --------     --------                 ------    --------    --------
U.S. government agency securities
 Due within one year..............   6.19          59.4         37.7         52.0         -            -           -        25.4
 Due after one year but within
   five years.....................   6.27          49.7         58.9         56.1         -            -           -           -
 Due after five years but within
   ten years......................   6.68         226.5         50.7            -         -            -           -           -
 Due after ten years..............   6.71         823.6        269.4        176.5         -            -       116.2       116.8
                                               --------     --------     --------                 ------    --------    --------
       Total......................   6.66       1,159.2        416.7        284.6         -            -       116.2       142.2
                                               --------     --------     --------                 ------    --------    --------
State and municipal bonds
 Due within one year..............   6.69          10.5            -            -      7.82         60.5        68.2        79.4
 Due after one year but within
   five years.....................   7.66          22.1            -            -      7.87        348.4       300.2       257.8
 Due after five years but within
   ten years......................   9.20           6.6            -            -      7.00        385.3       500.0       486.0
 Due after ten years..............   7.54          52.6            -            -      8.98         18.8        62.5       113.8
                                               --------     --------     --------                 ------    --------    --------
       Total......................   7.59          91.8            -            -      7.48        813.0       930.9       937.0
                                               --------     --------     --------                 ------    --------    --------
Other securities(2)
 Due within one year..............   8.47           2.0         88.7         68.6         -            -           -         4.6
 Due after one year but within
   five years.....................   7.33          43.2         55.9        146.8      4.86         52.1          .2       159.2
 Due after five years but within
   ten years......................   7.13          19.2         18.1         23.8         -            -       118.8          .1
 Due after ten years..............   6.05         230.4        182.9        135.6         -            -           -        14.3
                                               --------     --------     --------                 ------    --------    --------
       Total......................   6.32         294.8        345.6        374.8      4.86         52.1       119.0       178.2
                                               --------     --------     --------                 ------    --------    --------
Serial maturities(3)..............   7.19         969.8        753.8        856.5         -            -       809.9       881.7
                                               --------     --------     --------                 ------    --------    --------
                                     6.52%     $3,276.7     $2,509.2     $2,737.6      7.33%     $ 865.1    $1,986.0    $2,301.8
                                     ====      ========     ========     ========      ====       ======    ========    ========

---------------
(1) Tax-equivalent basis. For securities carried at estimated fair value, the weighted average yield is computed using amortized cost.

(2) Equity securities with no stated maturity date were presented as due after ten years.

(3) Included in serial maturities are mortgage-backed securities and collateralized mortgage obligations.

LOAN PORTFOLIO

     In 1995, the average loan portfolio increased nine percent over the prior year. Average loans grew four percent in the fourth quarter of 1995 on an annualized basis over the third quarter. Loan growth was particularly strong in commercial and real estate mortgage loans, and lease financing. Commercial loans, representing 52 percent of the period-end portfolio, increased to $11.7 billion at December 31, 1995 from $10.9 billion at December 31, 1994. Average real estate mortgage loans and leases increased in 1995 by 12 percent and 14 percent, respectively, compared with 1994. Average consumer loans increased six percent in 1995 compared with 1994. Consumer loans at year-end 1995 were $5.5 billion, a decrease from $5.6 billion at year-end 1994, due primarily to sales of affinity credit card portfolios totaling approximately $350 million during 1995.

LOAN PORTFOLIO ANALYSIS

                                                              DECEMBER 31,
                                    -----------------------------------------------------------------
                                      1995          1994          1993          1992          1991
                                    ---------     ---------     ---------     ---------     ---------
                                                              (IN MILLIONS)
Loans (net of unearned income)
  Commercial......................  $11,746.1     $10,863.3     $ 9,939.8     $ 9,078.4     $ 8,526.7
  Lease financing.................    1,187.4         980.5         933.9         859.4         992.0
  Foreign.........................       56.3          49.8          96.3          64.8          53.8
  Real estate construction........      833.0         791.4         776.6         923.4         947.7
  Real estate mortgage............    3,477.1       3,350.2       2,906.2       2,907.4       3,155.6
  Consumer........................    5,485.4       5,610.0       4,792.5       4,206.4       3,695.6
                                    ---------     ---------     ---------     ---------     ---------
                                    $22,785.3     $21,645.2     $19,445.3     $18,039.8     $17,371.4
                                    =========     =========     =========     =========     =========

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

     U. S. Bancorp has collateral management policies in place to ensure that collateral lending of all types is approached on a basis consistent with safe and sound standards. Valuation analysis is utilized to take into consideration the potentially adverse economic conditions under which liquidation could occur. Collateral accepted against the commercial loan portfolio includes accounts receivable, equipment, commercial real estate and inventory. Loan to value ratios on commercial real estate are set in conformance with the FDIC Improvement Act of 1991 (FDICIA).

     Commercial loans were primarily local middle-market credits and loans to small businesses, and consisted of a diversified group of customers. U. S. Bancorp's banks, U. S. Bank of Oregon, U. S. Bank of Washington and West One Bank, Idaho, are leaders in small business lending in their respective states. Industry concentrations are displayed in the table below.

COMMERCIAL LOAN DISTRIBUTION

                                                                            DECEMBER 31,
                                                                           ---------------
                                                                           1995      1994
                                                                           -----     -----
    Manufacturing........................................................   15.1%     15.5%
    Service..............................................................   14.1      13.8
    Retail...............................................................   11.7      10.7
    Agricultural.........................................................    8.9       9.3
    Wholesale............................................................    8.8      10.0
    Brokers, Dealers, and Insurance......................................    5.5       5.1
    Forest Products......................................................    4.9       5.8
    Transportation.......................................................    4.7       3.8
    Contractors..........................................................    4.3       4.2
    Financial............................................................    3.7       3.4
    Other................................................................   18.3      18.4
                                                                            ----      ----
                                                                           100.0%    100.0%
                                                                            ====      ====

     Consumer lending includes installment loans, credit cards and credit lines. Risk associated with consumer lending is managed by utilizing uniform credit standards, credit limits, collateralization and monitoring of delinquencies. The majority of consumer loans outstanding are concentrated in Oregon, Washington and Idaho, where general economic trends were favorable in 1995.

     Real estate mortgage loans increased $126.9 million to $3.5 billion at year-end 1995 compared with 1994, primarily due to an increase in one-to-four family residential real estate mortgage loans. In an effort to increase home ownership opportunities for low to moderate-income and first-time buyers, U. S. Bancorp continued to expand its successful HomePartners loan program since the first quarter of 1994. The HomePartners product line provides more flexible credit guidelines and flexible down payment options for first-time and low to moderate-income borrowers.

     The majority of U. S. Bancorp's real estate mortgage loans outstanding are collateralized by properties located in the Pacific Northwest, Idaho and Northern California. U. S. Bancorp closely monitors the composition of its real estate portfolio through prudent underwriting criteria and by monitoring loan concentrations by geographic region and property type. An analysis of the real estate portfolio is presented in the tables below.

REAL ESTATE LOANS OUTSTANDING

                                                                    DECEMBER 31, 1995
                                                         ---------------------------------------
                                                         RESIDENTIAL     COMMERCIAL      TOTAL
                                                         -----------     ----------     --------
                                                                      (IN MILLIONS)
    Real estate construction...........................   $   351.4       $  481.6      $  833.0
    Real estate mortgage...............................     1,289.9        2,187.2       3,477.1
                                                           --------       --------      --------
                                                          $ 1,641.3       $2,668.8      $4,310.1
                                                           ========       ========      ========

REAL ESTATE LOANS OUTSTANDING
CONCENTRATIONS BY STATE AND TYPE OF COLLATERAL

                                                                 DECEMBER 31, 1995
                                             ----------------------------------------------------------
                                             WASHINGTON    CALIFORNIA     OREGON     OTHER      TOTAL
                                             ----------    ----------    --------    ------    --------
                                                                   (IN MILLIONS)
Residential................................   $  503.7       $496.8      $  465.1    $175.7    $1,641.3
Commercial
  Apartment/Condominium....................      163.4         83.9          80.3      53.9       381.5
  Office...................................      216.5         45.5         226.0     153.2       641.2
  Retail...................................       70.6          3.3          37.5      19.2       130.6
  Hotel/Motel..............................      170.3         78.1         175.6      67.5       491.5
  Land.....................................       28.4         28.3          33.2      25.6       115.5
  Other....................................      392.0        152.5         290.4      73.6       908.5
                                              --------       ------      --------    ------    --------
       Total Commercial....................    1,041.2        391.6         843.0     393.0     2,668.8
                                              --------       ------      --------    ------    --------
Total......................................   $1,544.9       $888.4      $1,308.1    $568.7    $4,310.1
                                              ========       ======      ========    ======    ========

ASSET/LIABILITY MANAGEMENT

     Key Objective. A key objective of asset/liability management is to manage interest rate risk due to asset and liability cash flows and market interest rate movements. The asset/liability management committee (ALCO) is comprised of key executives and provides oversight to the asset/liability management process and recommends policy guidelines for board of director approval. Adherence to these policies is monitored continuously, and decisions regarding exposure to changes in interest rates are made when appropriate and agreed to by ALCO.

     Simulation Model. An asset/liability management simulation model is used to quantify the exposure and impact of changing interest rates on earnings. In general, the simulation model is a dynamic tool which uses forecasting and option adjusted cash flow analysis in order to model portfolios and the entire balance sheet. Specifically, the simulation model: (i) captures all on- and off-balance sheet financial instruments; (ii) anticipates balance sheet mix changes and trends; (iii) utilizes both a standardized rate scenario set, and multiple, randomly generated rate scenarios to forecast net interest income;
(iv) includes derivative instruments used to hedge "natural balance sheet" dynamics; and (v) simulates pro forma balance sheets, cash flows, net interest margin sensitivity and net interest income. Interest rate sensitivity is based on simulated impacts on net interest income for the succeeding twelve months under standardized rising, flat and falling rate scenarios.

     The simulation model combines the significant factors that affect interest rate sensitivity into a comprehensive earnings simulation for the succeeding twelve months. Earning assets and interest-bearing liabilities with longer lives (duration) may be subject to more volatility than those with shorter duration. The model accounts for these differences in its simulations. At December 31, 1995, the simulation modeled the impact of assumptions that the treasury yield curve would: (i) increase linearly during the year by 200 basis points, or (ii) decrease linearly by 100 basis points, and compared both of these rate scenarios to a flat rate scenario. ALCO policy guidelines provide that the difference between a flat rate scenario compared with higher rate and lower rate scenarios should not result in more than a ten percent negative impact to return on equity. Simulations as of December 31, 1995, indicated U. S. Bancorp was positioned within these guidelines and was slightly asset sensitive. It should be noted that the simulation model neither takes into account future management actions that could be undertaken to alter the simulated results, if there were a change in actual market interest rates during the year, nor does it contemplate a change in anticipated interest rate level/volatility.

     Simulation versus Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is interest rate sensitive within a specific time period if it will reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. The overriding philosophy for the year-end GAP report is based on the contractual interest repricing date (or in the case of fixed rate instruments, the contractual maturity date). The only exceptions are for financial instruments that have no contractual terms (commonly referred to as non-determinant instruments), as follows: (i) other assets, other liabilities and demand deposit accounts are assumed to be noninterest sensitive, and (ii) savings, interest checking and money market accounts are assumed to be immediately interest sensitive. A gap is considered positive when the amount of interest rate sensitive assets maturing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing within that same time frame.

     The simulation model process provides a dynamic assessment of interest rate sensitivity, whereas a static interest rate gap table is compiled as of a point in time. The model simulations differ from a traditional gap analysis because a traditional gap analysis does not reflect the multiple effects of interest rate movements on the entire range of assets, liabilities and off-balance sheet financial instruments, and ignores the future impact of new business strategies.

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

     The above mentioned effects included in the simulation are difficult to properly present in a gap analysis. Notwithstanding these limitations, a traditional banking industry gap table is presented on page 28. To improve interest rate sensitivity disclosure, the table has been modified to include the effect of off-balance sheet instruments. For presentation purposes, (i) all earning assets that are marked-to-market or have variable rate features are included in the 1-30 day category, (ii) earning assets and interest-bearing liabilities with contractual repricing characteristics are presented according to contractual maturity. Residential real estate loans and mortgage-backed securities are presented based on expected maturities, (iii) savings, NOW accounts, interest checking and money market accounts, which can theoretically be repriced at any time, are included in the 1-30 day category, (iv) noninterest-bearing deposits are presented as noninterest/nonmarket sensitive, and (v) off-balance sheet financial instruments reflect the most likely expected impact for the succeeding twelve month period.

     Use of Derivatives in Interest Risk Management. Off-balance sheet financial instruments used in interest rate risk management include forward and futures contracts and interest rate swap agreements. Interest rate swaps are primarily used to change the floating or fixed rate characteristics of existing assets and liabilities or to manage the repricing relationship between certain floating rate assets and floating rate liabilities. Managing the interest rate sensitivity position of the organization is the primary purpose. All counterparties to these off-balance sheet financial instruments are subject to the same credit analysis and approval applied to borrowing customers of U. S. Bancorp.

                           INTEREST RATE GAP ANALYSIS

                               DECEMBER 31, 1995

                                                  31 DAYS      TOTAL      1 YEAR    3 YEARS               NONINTEREST/
                                        1-30         TO       WITHIN        TO         TO        OVER      NONMARKET
                                        DAYS       1 YEAR     1 YEAR     3 YEARS    5 YEARS    5 YEARS     SENSITIVE       TOTAL
                                      ---------   --------   ---------   --------   --------   --------   ------------   ---------
                                                                             (IN MILLIONS)
Earning assets
Investment activities:
  Money market investments..........  $   516.5   $      -   $   516.5   $      -   $      -   $      -     $      -     $   516.5
  Loans held for sale...............      160.0          -       160.0          -          -          -            -         160.0
  Trading securities and securities
    available for sale..............    3,556.4          -     3,556.4          -          -          -            -       3,556.4
  Securities held to maturity.......        3.2       75.1        78.3      181.0      218.5      387.3            -         865.1
                                      ---------   ---------  ---------   --------   --------   --------     --------     ---------
    Total investment activities.....    4,236.1       75.1     4,311.2      181.0      218.5      387.3            -       5,098.0
  Lending activities................   11,282.4    4,981.7    16,264.1    3,092.5    1,356.8    1,605.1        466.8      22,785.3
                                      ---------   ---------  ---------   --------   --------   --------     --------     ---------
Total earning assets................   15,518.5    5,056.8    20,575.3    3,273.5    1,575.3    1,992.4        466.8      27,883.3
Other assets........................          -          -           -          -          -          -      3,911.0       3,911.0
                                      ---------   ---------  ---------   --------   --------   --------     --------     ---------
    Total assets....................   15,518.5    5,056.8    20,575.3    3,273.5    1,575.3    1,992.4      4,377.8      31,794.3
                                      ---------   ---------  ---------   --------   --------   --------     --------     ---------
Interest-bearing liabilities
  Savings, NOW accounts and interest
    checking........................    4,292.8          -     4,292.8          -          -          -            -       4,292.8
  Money market accounts.............    5,544.5          -     5,544.5          -          -          -            -       5,544.5
  Time deposits.....................    1,204.5    4,169.3     5,373.8    1,445.2      416.0      182.6            -       7,417.6
  Short-term borrowings.............    3,165.6      430.5     3,596.1          -        3.3          -            -       3,599.4
  Long-term borrowings..............      110.8      400.1       510.9      195.7       56.3      614.1            -       1,377.0
                                      ---------   ---------  ---------   --------   --------   --------     --------     ---------
  Total interest-bearing
    liabilities.....................   14,318.2    4,999.9    19,318.1    1,640.9      475.6      796.7            -      22,231.3
Noninterest-bearing deposits........          -          -           -          -          -          -      6,009.7       6,009.7
Other liabilities...................          -          -           -          -          -          -        936.2         936.2
Shareholders' equity................          -          -           -          -          -          -      2,617.1       2,617.1
                                      ---------   ---------  ---------   --------   --------   --------     --------     ---------
    Total liabilities and equity....   14,318.2    4,999.9    19,318.1    1,640.9      475.6      796.7      9,563.0      31,794.3
                                      ---------   ---------  ---------   --------   --------   --------     --------     ---------
Interest sensitive gap..............    1,200.3       56.9     1,257.2    1,632.6    1,099.7    1,195.7        466.8       5,652.0
Derivatives affecting interest rate
  sensitivity:
  Pay - floating interest rate
    swaps...........................     (448.2)  (1,010.0)   (1,458.2)         -          -          -            -      (1,458.2)
  Pay - fixed interest rate swaps...          -          -           -          -          -       (9.3)           -          (9.3)
  Receive - floating interest rate
    swaps...........................      300.0      509.3       809.3          -          -          -            -         809.3
  Receive - fixed interest rate
    swaps...........................       25.0      450.3       475.3      149.7       33.2          -            -         658.2
                                      ---------   ---------  ---------   --------   --------   --------     --------     ---------
Interest sensitive gap adjusted for
  derivative instruments............  $ 1,077.1   $    6.5   $ 1,083.6   $1,782.3   $1,132.9   $1,186.4     $  466.8     $ 5,652.0
                                      =========   =========  =========   ========   ========   ========     ========     =========
Gap adjusted for derivative
  instruments as a percent of total
  earning assets....................       3.87%       .02%       3.89%      6.39%      4.06%      4.26%        1.67%        20.27%
                                      =========   =========  =========   ========   ========   ========     ========     =========

LIQUIDITY

     Another objective of asset/liability management is to manage liquidity. Liquidity is the ability to raise adequate and reasonably priced funds, primarily through deposits, as well as purchased funds and the issuance of debt and equity capital, and is managed through the selection of the asset mix and the maturity mix of liabilities.

     Core deposits, defined as deposits other than time deposits of $100,000 or more, are U. S. Bancorp's primary source of funding. Core deposits provide a sizable source of relatively stable and low-cost funds. Average core deposits and shareholders' equity, which totaled $22.8 billion in 1995 and $22.6 billion in 1994, funded 76 percent and 78 percent of average total assets in those years, respectively.

     Other sources of liquidity included purchased funds, comprised of time deposits over $100,000, federal funds purchased and security repurchase agreements, commercial paper and other short-term borrowings. Average purchased funds totaled $5.3 billion in 1995 and $4.7 billion in 1994. A portion of the remaining funding of average total assets came from long-term debt, which averaged $1.2 billion in 1995 and 1994.

     Due to management of U.S. Bancorp's asset/liability management process as previously described and management of its liquidity position, unrealized losses in the securities portfolio at December 31, 1995 are not expected to significantly affect operating results or liquidity in subsequent periods.

     The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for 1995. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income for 1995 of $329 million, which is adjusted for non-cash items including the non-cash portion of the merger and integration costs in 1995 and the non-cash portion of the restructuring charges in 1994. Investing activities consisted primarily of both proceeds from and purchases of securities, and the impact of loans made and principal collected on loans. Financing activities present the net change in U.S. Bancorp's deposit accounts and short-term borrowings, and also include $332 million in net proceeds from the issuance of long-term debt. During 1995, common stock purchases totaling $176 million were made to redeem subordinated convertible debentures outstanding, and meet the issuance requirements of stock incentive plans, U.S. Bancorp's dividend reinvestment plan and other corporate purposes. Cash and cash equivalents were $2.9 billion at December 31, 1995.

     The affiliate banks individually maintain liquidity in the form of short-term money market investments, anticipated prepayments and maturities of securities and the maturity structure of their loan portfolios. Another source of liquidity are those securities classified as available for sale, which totaled $3.3 billion at December 31, 1995. A bank note program is utilized by U.
S. Bank of Oregon and U. S. Bank of Washington which provides access to national markets. Also, several U. S. Bancorp subsidiaries are members of the Federal Home Loan Bank System which provides a stable source of attractive, alternative funding and liquidity.

     U. S. Bancorp's liquidity is enhanced by its accessibility to a diversity of national market sources of funds. U. S. Bancorp has access to funding through an ongoing medium-term note offering. At December 31, 1995, U. S. Bancorp had available various uncommitted capacities, including $589 million remaining capacity under an $800 million debt shelf registration filed in 1991, of which $500 million has been designated as medium-term notes. At December 31, 1995, U.
S. Bancorp had $200 million borrowing capacity under a $500 million subordinated debt shelf registration filed in 1993. In addition, U. S. Bancorp had $500 million in a committed line of credit arrangement through a syndication of unaffiliated banks, which served as commercial paper back-up lines and provided general liquidity for the parent company. U. S. Bancorp also had available $150 million of remaining capacity under a $300 million uncommitted preferred stock shelf registration.

     The following table summarizes U. S. Bancorp's ratings by major credit rating agencies at December 31, 1995; such ratings are subject to revision or withdrawal at anytime. With respect to commercial paper, an A-1 rating indicates a very strong capacity for timely payment. The Standard & Poor's long-term investment grade ratings range from AAA to BBB, with an A rating indicating a strong capacity. With respect to Moody's long-term ratings, A is applied to upper-medium-grade obligations with adequate repayment capacity and Baa (or baa) is applied to medium-grade obligations; ratings modified by 1 rank at the higher end of the category.

                                           STANDARD                   DUFF        THOMSON
                                           & POOR'S     MOODY'S     & PHELPS     BANKWATCH
                                           --------     -------     --------     ---------
        Commercial paper.................  A-1          P-1         DUFF1+       TBW-1
        Senior debt......................  A            A2          AA-          A+
        Subordinated debt................  A-           A3          A+           A
        Preferred stock..................  BBB+         a2          A            A-

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

     U. S. Bancorp's allowance for credit losses totaled $434.5 million at December 31, 1995, representing 1.91 percent of loans outstanding, compared with
1.79 percent at year-end 1994. The provision for credit losses for 1995 was $124.1 million, compared with a $120.1 million provision in 1994 and $106.2 million in 1993. The higher provisions in 1995 and 1994 reflected a combination of loan growth and management's intention to increase the allowance for future potential loan losses relative to loans outstanding. The provision for credit losses in 1995 included approximately $27 million related to the merger with West One and the integration of the combined loan portfolios. The allowance for credit losses as a percentage of nonperforming loans was 192 percent at December 31, 1994, and increased during 1995 to 336 percent of nonperforming loans at December 31, 1995.

     The majority of net charge-offs in 1995 related to bank card and consumer loans. Net bank card charge-offs increased from 3.03 percent in 1994 to 3.69 percent in 1995, while consumer loan net charge-offs increased to .68 percent from .47 percent in 1994. Real estate construction loan charge-offs decreased to $.5 million in 1995, compared with $12.1 million in 1994 and $4.9 million in 1993. The 1994 charge-offs related primarily to three commercial construction projects in California.

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

     U. S. Bancorp continues to closely monitor credit risk in its loan portfolio. U. S. Bancorp believes that its credit approval and review processes are effective and operating in accordance with sound banking policy and that the allowance for credit losses at December 31, 1995 was adequate to absorb potential credit losses inherent in loans, leases, loan commitments and standby letters of credit outstanding at that date.

     A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. An impairment is to be recognized by creating a valuation allowance with a corresponding charge to the provision for credit losses or by adjusting an existing valuation allowance with a corresponding charge or credit to the allowance for credit losses.

     At December 31, 1995, U. S. Bancorp's recorded investment in loans for which an impairment has been recognized totaled $104.0 million. Included in this amount was $7.2 million of impaired loans for which the valuation allowance is $3.1 million. The balance of the allowance for credit losses is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's quarterly analysis of the allowance.

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

                                               1995          1994          1993          1992          1991
                                            -----------   -----------   -----------   -----------   -----------
                                                                      (IN THOUSANDS)
Loans (net of unearned income)............  $22,785,275   $21,645,158   $19,445,296   $18,039,904   $17,371,325
                                            ===========   ===========   ===========   ===========   ===========
Daily average loans (net of unearned
  income).................................  $22,164,517   $20,336,416   $18,493,377   $17,438,194   $17,264,298
                                            ===========   ===========   ===========   ===========   ===========
Balance of allowance for credit losses at
  beginning of year.......................  $   387,559   $   345,152   $   327,398   $   283,149   $   250,610
Acquisitions (dispositions)...............       (3,137)        2,542           672        18,223         3,259
Loans charged-off
  Commercial..............................       25,912        38,740        39,613        79,447        73,700
  Lease financing.........................          716         1,197         6,260        10,516         6,746
  Real estate construction................          538        12,080         4,860         4,195         5,624
  Real estate mortgage....................        6,829         4,348        10,065        10,233        16,047
  Consumer................................       44,804        32,151        32,627        32,051        37,725
  Bank card...............................       38,094        36,495        37,575        27,185        17,926
                                            -----------   -----------   -----------   -----------   -----------
      Total...............................      116,893       125,011       131,000       163,627       157,768
                                            -----------   -----------   -----------   -----------   -----------
Recoveries of loans previously charged-off
  Commercial..............................       17,710        18,327        16,428        20,347        10,740
  Lease financing.........................          593         1,163           755         1,165         1,075
  Real estate construction................        1,955         1,248         2,006           875           163
  Real estate mortgage....................        2,969         4,734         6,070         3,662         3,076
  Consumer................................       13,469        12,684        11,650        12,317        14,692
  Bank card...............................        6,190         6,574         4,939         2,525         2,249
                                            -----------   -----------   -----------   -----------   -----------
      Total...............................       42,886        44,730        41,848        40,891        31,995
                                            -----------   -----------   -----------   -----------   -----------
Net charge-offs...........................       74,007        80,281        89,152       122,736       125,773
Provision for credit losses...............      124,093       120,146       106,234       148,762       155,053
                                            -----------   -----------   -----------   -----------   -----------
Balance of allowance for credit losses at
  end of year.............................  $   434,508   $   387,559   $   345,152   $   327,398   $   283,149
                                            ===========   ===========   ===========   ===========   ===========
Allowance as a % of year-end loans........         1.91%         1.79%         1.77%         1.81%         1.63%
Ratio of net charge-offs by average loan
  category:
  Commercial..............................          .07%          .20%          .25%          .68%          .74%
  Lease financing.........................          .01             -           .63           .99           .62
  Real estate construction................         (.17)         1.35           .35           .36           .58
  Real estate mortgage....................          .11          (.01)          .14           .22           .39
  Consumer................................          .68           .47           .59           .64           .80
  Bank card...............................         3.69          3.03          3.61          3.07          2.50
  Total loans.............................          .33%          .39%          .48%          .70%          .73%

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

                                                                DECEMBER 31,
                        ---------------------------------------------------------------------------------------------
                              1995               1994               1993               1992               1991
                        -----------------  -----------------  -----------------  -----------------  -----------------
                                   LOAN               LOAN               LOAN               LOAN               LOAN
                                 CATEGORY           CATEGORY           CATEGORY           CATEGORY           CATEGORY
                        BALANCE  PERCENT   BALANCE  PERCENT   BALANCE  PERCENT   BALANCE  PERCENT   BALANCE  PERCENT
                        -------  --------  -------  --------  -------  --------  -------  --------  -------  --------
                                                                (IN MILLIONS)
Commercial and lease
  financing.........    $157.9       57%   $135.5       55%   $142.3       56%   $166.3       55%   $141.2       55%
Real estate.........      24.3       19      34.5       19      41.2       19      41.7       21      41.4       24
Consumer............      67.2       24      63.2       26      61.0       25      60.0       24      61.3       21
Unallocated.........     185.1       --     154.4       --     100.7       --      59.4       --      39.2       --
                        ------      ---    ------      ---    ------      ---    ------      ---    ------      ---
                        $434.5      100%   $387.6      100%   $345.2      100%   $327.4      100%   $283.1      100%
                        ======      ===    ======      ===    ======      ===    ======      ===    ======      ===

ASSET QUALITY

     Nonperforming assets consist of loans on which interest is no longer accrued, certain restructured loans for which the interest rate or other terms have been renegotiated, and real estate and equipment acquired in satisfaction of loans. During 1995, U.S. Bancorp continued to experience positive asset quality trends. Nonperforming assets represented .73 percent of loans and foreclosed assets at December 31, 1995, down from 1.06 percent at year-end 1994. Nonaccrual and restructured loans, as a percent of total loans, fell to .57 percent from .93 percent at December 31, 1994.

     Nonperforming real estate loans and assets totaled $92.5 million, or 56 percent, of the nonperforming assets at December 31, 1995. Loans or properties of less than $5 million each made up 69 percent, or $114.6 million, of nonperforming assets at that date. Of the balance, 2 loans over $10 million each accounted for $23.6 million. Nonperforming assets at December 31, 1995 included $60.4 million of commercial real estate loans related to properties located in California.

     At December 31, 1995, U.S. Bancorp's exposure to highly leveraged transactions (HLT's) was $362 million of loans outstanding, with unfunded commitments of $225 million. This compares to HLT loans outstanding of $274 million with unfunded commitments of $290 million at December 31, 1994 and HLT loans outstanding of $239 million with unfunded commitments of $136 million at year-end 1993. At December 31, 1995, there was one HLT loan on nonaccrual status, and there were no charge-offs associated with HLT loans during the year. For the years ended December 31, 1994 and 1993, there were no HLT loans on nonaccrual status, and there were no charge-offs associated with HLT loans during the respective years.

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

NONPERFORMING ASSETS AND PAST DUE LOANS

                                                                                       DECEMBER 31,
                                                                 --------------------------------------------------------
                                                                   1995        1994        1993        1992        1991
                                                                 --------    --------    --------    --------    --------
                                                                                      (IN THOUSANDS)
Nonaccrual loans...............................................  $118,436    $190,399    $238,479    $273,342    $332,737
Restructured loans.............................................    10,996      11,547       1,815       6,043       6,601
Other real estate and equipment owned
  Other real estate owned......................................    33,289      23,487      35,611      35,682      85,875
  Equipment repossessed........................................     3,923       5,151       4,598       5,463      14,299
                                                                 --------    --------    --------    --------    --------
                                                                   37,212      28,638      40,209      41,145     100,174
                                                                 --------    --------    --------    --------    --------
  Total nonperforming assets...................................  $166,644    $230,584    $280,503    $320,530    $439,512
                                                                 ========    ========    ========    ========    ========
Total nonaccrual and restructured loans as a % of total
  loans........................................................       .57%        .93%       1.24%       1.55%       1.95%
Total nonperforming assets as a % of loans and foreclosed
  assets.......................................................       .73%       1.06%       1.44%       1.77%       2.52%
Allowance for credit losses as a % of total nonaccrual and
  restructured loans...........................................       336%        192%        144%        117%         83%
Accruing loans past due 90 days or more........................  $ 29,968    $ 16,830    $ 17,053    $ 21,624    $ 33,423
Interest computed on contractual terms.........................    18,029      20,753      23,032      27,770      32,494
Interest recognized............................................     3,955       6,970       9,448       9,509       5,249

     Past due loans are defined as loans contractually past due as to interest or principal 90 days or more. Included in accruing loans past due 90 days or more at December 31, 1995 were $13.2 million of bank card and consumer loans, which are reported as past due until 180 days and 120 days, respectively, at which time the loans are charged off. For an explanation of U. S. Bancorp's nonaccrual policy see Note 1. Summary of Significant Accounting Policies, Revenue Recognition (page 53).

NONPERFORMING ASSETS ACTIVITY SUMMARY

                                                                                           1995          1994
                                                                                         ---------     ---------
                                                                                             (IN THOUSANDS)
    Nonaccrual loans
      Beginning balance................................................................  $ 190,399     $ 238,479
      Additions........................................................................    138,379       187,160
      Payments/Returned to accrual.....................................................   (136,369)     (168,437)
      Charge-offs......................................................................    (22,698)      (47,990)
      Transfer to other real estate and equipment owned................................    (51,275)      (18,813)
                                                                                         ---------     ---------
      Ending balance...................................................................  $ 118,436     $ 190,399
                                                                                         =========     =========
    Other real estate and equipment owned
      Beginning balance................................................................  $  28,638     $  40,209
      Additions........................................................................     76,612        39,731
      Sales............................................................................    (65,366)      (48,664)
      Write-downs......................................................................     (2,672)       (2,638)
                                                                                         ---------     ---------
      Ending balance...................................................................  $  37,212     $  28,638
                                                                                         =========     =========

     The following table presents nonaccrual loans on both a contractually past due and contractually current basis at December 31, 1995. Both book and contractual balances are indicated, with the difference reflecting charge-offs and interest payments applied to principal.

     Approximately 39 percent of the total nonaccrual loan portfolio at December 31, 1995 was less than 90 days past due, including $38 million, or 32 percent, that were contractually current. Of the nonaccrual loans that are contractually current, loans to 8 borrowers amounted to 68 percent of the total, and there was some uncertainty that these loans will remain contractually current.

NONACCRUAL LOANS BY PERFORMANCE CATEGORY

                                                                   DECEMBER 31, 1995
                                             -------------------------------------------------------------
                                                                               CUMULATIVE
                                                                                  CASH
                                               BOOK                             PAYMENTS       CONTRACTUAL
                                             PRINCIPAL       CUMULATIVE        APPLIED TO       PRINCIPAL
                                              BALANCE      CHARGE-OFFS(5)     PRINCIPAL(5)       BALANCE
                                             ---------     --------------     ------------     -----------
                                                                    (IN THOUSANDS)
Contractually past due(1):
  Payment not made(2):
     90 days or more past due..............  $  36,951        $  8,277          $      -        $  45,228
     Less than 90 days past due............      3,490               -                 -            3,490
                                              --------         -------           -------         --------
                                                40,441           8,277                 -           48,718
  Payments made(3):
     90 days or more past due..............     35,279          35,456            14,418           85,153
     Less than 90 days past due............      4,927               -               260            5,187
                                              --------         -------           -------         --------
                                                40,206          35,456            14,678           90,340
          Total past due...................     80,647          43,733            14,678          139,058
Contractually current(4)...................     37,789           4,662             6,027           48,478
                                              --------         -------           -------         --------
          Total nonaccrual loans...........  $ 118,436        $ 48,395          $ 20,705        $ 187,536
                                              ========         =======           =======         ========

---------------
(1) Contractually past due is defined as loans past due as to principal or interest 30 days or more.

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

     Each subsidiary bank is subjected to capital requirements similar to the requirements for bank holding companies. At December 31, 1995, all of U. S. Bancorp's banking subsidiaries met the risk-based capital ratio and leverage ratio requirements for "well capitalized" banks. The banking subsidiaries' ratios are expected to be maintained at the required levels by the retention of earnings and, if necessary, the issuance of additional capital-qualifying securities.

     The risk-based capital and leverage ratios for U. S. Bancorp and its significant bank subsidiaries are presented in the table below:

                                                                   DECEMBER 31, 1995
                                                   -------------------------------------------------
                                                                         RISK-BASED
                                                                       CAPITAL RATIOS
                                                                   --------------------
                                                       TOTAL                     TOTAL      LEVERAGE
                                                      ASSETS         TIER 1     CAPITAL      RATIO
                                                   -------------   -------     --------     --------
                                                   (IN MILLIONS)
    U. S. Bancorp (Consolidated).................     $31,794          8.44%     11.79%       7.89%
    Bank Subsidiaries
      U. S. Bank of Oregon.......................      12,106          8.64      10.49        9.61
      U. S. Bank of Washington...................       7,030          8.30      10.58        8.85
      U. S. Bank of California...................       2,033         10.36      12.70        7.44
      U. S. Bank of Nevada.......................         988          9.46      12.18        6.98
      West One Bank, Idaho.......................       4,660          9.91      11.16        7.17
      West One Bank, Washington..................       2,208          8.54      10.56        7.01
      West One Bank, Oregon......................         829          8.76      10.96        7.14
      West One Bank, Utah........................         819         10.34      11.60        7.23

     At December 31, 1995, common shareholders' equity was $2.6 billion. For the year 1995, average common equity to average total assets increased to 8.13 percent from 7.83 percent in 1994. The quarterly common dividend was increased 12 percent in the third quarter of 1995, to $.28 per share from $.25 per share. Dividends of $1.06 per share were declared in 1995, compared with $.94 per share in 1994, based on historical U. S. Bancorp cash dividends paid. West One declared common dividends of $32.0 million in 1995 ($.88 per West One share), and $27.1 million in 1994 ($.76 per West One share).

     In 1995, West One, before the merger with U. S. Bancorp, called for redemption and retired approximately $50 million of 7.75% convertible subordinated debentures. In connection with this redemption, West One purchased in the open market 2.7 million West One common shares (equivalent to 3.9 million
U. S. Bancorp common shares) for issuance to debt holders. In 1994, U. S. Bancorp's Board of Directors approved plans to repurchase up to 6.5 million shares of U. S. Bancorp common stock over a five-year period.

     The following tables present additional information on average balances and tax-equivalent net interest margin, maturity and interest sensitivity of selected loan categories, time deposits -- $100,000 or more, and certain short-term borrowings.

                                                                AVERAGE BALANCES

                                                                          1995                             1994
                                                             ------------------------------   ------------------------------
                                                                                    AVERAGE                          AVERAGE
                                                                                     RATES                            RATES
                                                              AVERAGE    INCOME/    EARNED/    AVERAGE    INCOME/    EARNED/
                                                              BALANCE    EXPENSE     PAID      BALANCE    EXPENSE     PAID
                                                             ---------   --------   -------   ---------   --------   -------
                                                                                      (IN MILLIONS)
Interest-earning assets
Money market investments...................................  $   259.2   $   15.2     5.87%   $   349.2   $   15.8     4.53%
Trading account securities.................................      174.1       10.8     6.20        173.6        9.9     5.71
Loans held for sale........................................      155.2       13.2     8.48        385.0       27.6     7.16
Securities available for sale(1)(2)
  U.S. Treasury obligations................................      881.6       48.4     5.49      1,117.9       59.8     5.29
  U.S. Government agency securities........................    1,065.8       71.4     6.70      1,047.7       59.4     5.58
  Other securities.........................................      395.5       25.1     6.35        364.3       20.9     5.73
                                                             ---------   --------     ----    ---------   --------     ----
        Total securities available for sale................    2,342.9      144.9     6.19      2,529.9      140.1     5.47
Securities held to maturity(2)
  U.S. Treasury obligations................................        9.8         .6     5.76         90.5        5.2     5.71
  U.S. Government agency securities........................      825.9       54.7     6.63        948.1       60.6     6.40
  State and municipal bonds................................      912.7       72.3     7.92        962.5       77.1     8.01
  Other securities.........................................       84.3        4.0     4.82        164.7        8.2     5.01
                                                             ---------   --------     ----    ---------   --------     ----
        Total securities held to maturity..................    1,832.7      131.6     7.18      2,165.8      151.1     6.98
Loans (net of unearned income)(2)(3)
  Commercial...............................................   11,344.9    1,024.8     9.03     10,360.2      807.1     7.79
  Lease financing..........................................    1,034.2       78.0     7.55        905.7       68.0     7.51
  Foreign..................................................       64.4        4.9     7.57         83.1        4.7     5.69
  Real estate construction.................................      857.8       81.3     9.48        800.6       64.5     8.06
  Real estate mortgage.....................................    3,391.7      289.7     8.54      3,034.9      247.9     8.17
  Consumer.................................................    5,471.5      545.2     9.96      5,151.9      489.3     9.50
                                                             ---------   --------     ----    ---------   --------     ----
        Total loans........................................   22,164.5    2,023.9     9.13     20,336.4    1,681.5     8.27
Loan fees..................................................          -      103.0        -            -      102.2        -
                                                             ---------   --------     ----    ---------   --------     ----
Total loans including fees.................................   22,164.5    2,126.9     9.60     20,336.4    1,783.7     8.77
                                                             ---------   --------     ----    ---------   --------     ----
Total interest-earning assets/interest income..............   26,928.6   $2,442.6     9.07%    25,939.9   $2,128.2     8.20%
                                                                         ========     ====                ========     ====
Allowance for credit losses................................     (396.3)                          (361.2)
Cash and due from banks....................................    1,852.4                          1,824.0
Other assets...............................................    1,813.7                          1,760.4
                                                             ---------                        ---------
        Total assets.......................................  $30,198.4                        $29,163.1
                                                             =========                        =========
Interest-bearing liabilities
Deposits
  Savings accounts.........................................  $ 1,854.1   $   45.7     2.47%   $ 2,294.7   $   51.3     2.23%
  NOW accounts and interest checking.......................    2,647.8       43.7     1.65      2,885.7       41.0     1.42
  Money market accounts....................................    5,093.9      212.3     4.17      4,565.4      136.9     3.00
  Time -- $100,000 or more.................................    1,806.2      109.0     6.03      1,300.5       58.6     4.50
  Consumer time............................................    5,554.2      299.4     5.39      5,450.3      236.0     4.33
                                                             ---------   --------     ----    ---------   --------     ----
        Total interest-bearing deposits....................   16,956.2      710.1     4.19     16,496.6      523.8     3.18
Federal funds purchased and security repurchase
  agreements...............................................    2,503.2      142.0     5.67      2,698.8      112.0     4.15
Commercial paper...........................................      206.4       12.7     6.05        240.8       11.0     4.52
Other short-term borrowings(4).............................      820.0       45.0     5.49        413.2       12.6     3.05
Long-term debt.............................................    1,198.9       83.3     6.95      1,186.6       79.3     6.69
                                                             ---------   --------     ----    ---------   --------     ----
        Total interest-bearing liabilities/interest
          expense..........................................   21,684.7   $  993.1     4.58%    21,036.0   $  738.7     3.51%
                                                                         ========     ====                ========     ====
Noninterest-bearing deposits...............................    5,062.3                          4,989.1
Other liabilities..........................................      845.7                            703.8
                                                             ---------                        ---------
        Total liabilities..................................   27,592.7                         26,728.9
Shareholders' equity.......................................    2,605.7                          2,434.2
                                                             ---------                        ---------
        Total liabilities and shareholders' equity.........  $30,198.4                        $29,163.1
                                                             =========                        =========
Interest rate spread.......................................                           4.49%                            4.69%
Impact of noninterest-bearing sources......................                            .89                              .66
                                                                                      ----                             ----
Net interest income and margin.............................               $1,449.5    5.38%               $1,389.5     5.35%
                                                                          ========    ====                ========     ====

---------------

(1) Yields are based on amortized cost balances.
(2) Includes taxable equivalent adjustments related to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for 1995, 1994 and 1993, and 34% for the other years presented.
(3) Loans on nonaccrual status have been included in the computation of average balances.
(4) For the years 1992 and 1991, includes interest capitalized on property under construction.

AND TAX-EQUIVALENT NET INTEREST MARGIN

             1993                             1992                             1991
-------------------------------   ------------------------------   ------------------------------
                        AVERAGE                          AVERAGE                          AVERAGE
                         RATES                            RATES                            RATES
 AVERAGE     INCOME/    EARNED/    AVERAGE    INCOME/    EARNED/    AVERAGE    INCOME/    EARNED/
 BALANCE     EXPENSE     PAID      BALANCE    EXPENSE     PAID      BALANCE    EXPENSE     PAID
---------    --------   -------   ---------   --------   -------   ---------   --------   -------
                                          (IN MILLIONS)

$   379.0   $   11.3      2.99%   $   652.0   $   24.7     3.80%   $   761.0   $   46.0     6.04%
    195.8       10.0      5.09        193.7       10.8     5.57        208.7       14.9     7.12
    790.3       55.2      6.99        663.2       52.5     7.92        291.4       26.6     9.15

     68.9        3.3      4.85            -          -        -            -          -        -
    186.8       10.9      5.82            -          -        -            -          -        -
     48.1        3.3      6.86            -          -        -            -          -        -
 --------    -------   -------   ----------   --------  -------   ----------   --------  -------
    303.8       17.5      5.76            -          -        -            -          -        -

  1,223.5       67.3      5.50        820.9       50.9     6.20        464.5       36.8     7.93
  2,155.2      134.1      6.22      1,827.8      133.1     7.28      1,359.1      118.8     8.74
    794.5       69.6      8.76        604.6       56.8     9.40        578.5       56.0     9.69
    483.4       34.3      7.10        404.0       32.3     8.00        281.3       27.9     9.90
 --------    -------   -------    ---------   --------  -------   ----------   --------  -------
  4,656.6      305.3      6.56      3,657.3      273.1     7.47      2,683.4      239.5     8.93

  9,362.5      677.6      7.24      8,624.5      670.5     7.77      8,468.8      840.0     9.92
    871.8       73.6      8.44        945.6       89.7     9.49        920.8       97.5    10.59
     65.1        2.8      4.31         53.5        2.7     5.02         48.8        3.7     7.54
    809.1       61.3      7.57        914.6       72.0     7.87        947.1       86.1     9.09
  2,935.3      249.3      8.49      3,005.4      280.5     9.33      3,359.5      311.1     9.26
  4,449.5      445.9     10.02      3,894.6      427.3    10.97      3,519.3      412.8    11.73
 --------   --------    ------    ---------  ---------  -------  -----------   --------    -----
 18,493.3    1,510.5      8.17     17,438.2    1,542.7     8.85     17,264.3    1,751.2    10.14
        -      105.9         -            -       90.7        -            -       79.7        -
 --------   --------    ------    ---------  ---------   ------    ---------  ---------   ------
 18,493.3    1,616.4      8.74     17,438.2    1,633.4     9.37     17,264.3    1,830.9    10.60
 --------   --------    ------
 24,818.8   $2,015.7      8.12%    22,604.4   $1,994.5     8.82%    21,208.8   $2,157.9    10.17%
            =========   =======              =========   ======                ========    =====
   (333.7)                           (306.0)                          (267.8)
  1,698.3                           1,410.2                          1,254.5
  1,812.3                           1,626.6                          1,462.2
---------                          --------                        ---------
$27,995.7                         $25,335.2                        $23,657.7
=========                         =========                        =========


$ 2,166.2   $   53.7      2.48%   $ 1,634.0   $   54.4     3.33%   $ 1,168.3   $   55.7     4.77%
  2,816.2       48.2      1.71      2,374.2       58.8     2.48      2,027.8       74.8     3.69
  4,285.2      114.1      2.66      3,612.0      121.4     3.36      2,896.7      147.2     5.08
  1,101.8       45.6      4.14      1,374.0       67.6     4.92      2,097.7      144.1     6.87
  6,002.8      264.2      4.40      5,813.5      306.2     5.27      5,894.9      403.9     6.85
---------   --------    ------    ---------   --------   ------    ---------   --------   ------
 16,372.2      525.8      3.21     14,807.7      608.4     4.11     14,085.4      825.7     5.86

  2,156.8       63.7      2.95      2,426.1       89.0     3.67      2,644.2      157.4     5.95
    224.9        8.0      3.54        246.7       10.2     4.13        242.3       15.8     6.53
    420.7       12.5      2.97        348.1       15.7     4.50        439.3       25.8     5.86
  1,283.3       88.2      6.88      1,347.6      102.4     7.60      1,096.4       95.3     8.69
---------   --------    ------    ---------   --------    -----    ---------   --------    -----

 20,457.9   $  698.2      3.41%    19,176.2   $  825.7     4.31%    18,507.6   $1,120.0     6.05%
            ========    =======               ========    =====                ========    =====
  4,606.6                           3,616.3                          2,910.7
    687.8                             643.2                            550.5
---------                          --------                      -----------
 25,752.3                          23,435.7                         21,968.8
  2,243.4                           1,899.5                          1,688.9
---------                         ---------                        ---------
$27,995.7                         $25,335.2                        $23,657.7
=========                         =========                        =========
                          4.71%                            4.51%                            4.12%
                           .60                              .66                              .77
                        ------                           ------                           ------
            $1,317.5      5.31%               $1,168.8     5.17%               $1,037.9     4.89%
           =========   =======                ========   ======                ========   =======

LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                               DECEMBER 31, 1995
                                           ---------------------------------------------------------
                                           ONE YEAR       OVER ONE YEAR        OVER FIVE
                                           OR LESS      THROUGH FIVE YEARS       YEARS        TOTAL
                                           --------     ------------------     ---------     -------
                                                                 (IN MILLIONS)
    Loans in domestic offices
      Commercial.........................   $5,989            $4,015            $ 1,742      $11,746
      Real estate construction...........      588               181                 64          833
    Foreign loans........................       26                10                 20           56
                                            ------            ------             ------      -------
              Total......................   $6,603            $4,206            $ 1,826      $12,635
                                            ======            ======             ======      =======
    Loans with predetermined rate........   $  304            $1,497            $   675      $ 2,476
    Loans with floating rate.............    6,299             2,709              1,151       10,159
                                            ------            ------             ------      -------
              Total......................   $6,603            $4,206            $ 1,826      $12,635
                                            ======            ======             ======      =======

TIME DEPOSITS -- $100,000 OR MORE
     Maturities of domestic time deposits of $100,000 or more outstanding:

                                                                       DECEMBER 31, 1995
                                                                       -----------------
                                                                        (IN THOUSANDS)
        3 months or less.............................................     $   877,207
        Over 3 through 6 months......................................         253,487
        Over 6 through 12 months.....................................         267,886
        Over 12 months...............................................         333,741
                                                                           ----------
                  Total..............................................     $ 1,732,321
                                                                           ==========

SHORT-TERM BORROWINGS

                                                                  AVERAGE
                                             DAILY AVERAGE     INTEREST RATE                        AVERAGE
                                                AMOUNTS         ON AMOUNTS         MAXIMUM       INTEREST RATE
                                              OUTSTANDING       OUTSTANDING       MONTH-END       ON AMOUNTS
                               YEAR-END       DURING THE        DURING THE         AMOUNTS        OUTSTANDING
                                BALANCE          YEAR              YEAR          OUTSTANDING      AT YEAR-END
                              -----------    -------------     -------------     -----------     -------------
                                                               (IN THOUSANDS)
Federal funds purchased and
  security repurchase
     agreements
  1995......................  $ 2,731,116     $ 2,503,162           5.67%        $ 3,070,581          5.44%
  1994......................    3,587,664       2,698,820           4.15           3,587,664          5.55
  1993......................    2,522,471       2,156,788           2.95           2,522,471          2.90
Other short-term borrowings
  1995......................  $   692,105     $   819,997           5.49%        $ 1,254,019          5.35%
  1994......................      515,730         413,240           3.05             711,633          5.43
  1993......................      618,552         420,701           2.97             676,787          3.06

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:

                                                                                   PAGE
                                                                                   -----
    Letter of Management.........................................................     41
    Independent Auditors' Reports................................................  42-43
    U. S. Bancorp and Subsidiaries:
      Consolidated Balance Sheet.................................................     45
      Consolidated Statement of Income...........................................     46
      Consolidated Statement of Changes in Shareholders' Equity..................     47
      Consolidated Statement of Cash Flows.......................................     48
      Notes to Consolidated Financial Statements.................................     50

(b) The following supplementary data is set forth in this Annual Report on Form 10-K on the page indicated:

    Quarterly Financial Data.....................................................     85

                      (This page intentionally left blank)

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

GERRY B. CAMERON                ROBERT D. SZNEWAJS              STEVEN P. ERWIN
Chairman and                    Vice Chairman                   Executive Vice President
Chief Executive Officer                                         and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of U. S. Bancorp:

     We have audited the accompanying consolidated balance sheet of U. S. Bancorp and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of U. S. Bancorp's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of U. S. Bancorp and subsidiaries and West One Bancorp and subsidiaries, which has been accounted for as a pooling-of-interests as described in Note 2 to the consolidated financial statements. We did not audit the consolidated balance sheet of West One Bancorp and subsidiaries as of December 31, 1994, or the related consolidated statements of income, changes in shareholders' equity, and cash flows of West One Bancorp and subsidiaries for the years ended December 31, 1994 and 1993, which statements reflect total assets of $8,792,699,000 as of December 31, 1994 and net interest income and noninterest revenues of $471,214,000 and $424,083,000 for the years ended December 31, 1994 and 1993, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for West One Bancorp and subsidiaries for 1994 and 1993, is based solely on the report of such other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U. S. Bancorp and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
January 30, 1996 (February 11, 1996 as to the final paragraph of Note 2)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of West One Bancorp

     We have audited the consolidated balance sheet of West One Bancorp and subsidiaries as of December 31, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1994 (not presented separately herein). These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above (not presented separately herein) present fairly, in all material respects, the consolidated financial position of West One Bancorp and subsidiaries as of December 31, 1994, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements (not presented separately herein), during 1993 West One Bancorp adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

/S/ COOPERS & LYBRAND L.L.P.

Boise, Idaho
January 19, 1995

                      (This page intentionally left blank)

                         U. S. BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                       1995            1994
                                                                    -----------     -----------
                                                                          (IN THOUSANDS)
                                            ASSETS
Cash and due from banks...........................................  $ 2,416,209     $ 2,121,320
Interest-bearing deposits with banks..............................        1,294           1,561
Federal funds sold and security resale agreements.................      506,408         541,220
Other short-term investments......................................        8,817           9,287
Trading account securities........................................      279,656         137,756
Loans held for sale...............................................      159,986         174,167
Securities available for sale, at fair value
  (amortized cost: 1995 -- $3,259,095; 1994 -- $2,572,603)........    3,276,723       2,509,202
Securities held to maturity, at amortized cost
  (fair value: 1995 -- $885,695; 1994 -- $1,911,126)..............      865,126       1,985,990
Loans and lease financing, net of unearned income.................   22,785,275      21,645,158
Allowance for credit losses.......................................     (434,508)       (387,559)
                                                                    -----------     -----------
Net loans and lease financing.....................................   22,350,767      21,257,599
Premises, furniture and equipment.................................      633,836         673,207
Other real estate and equipment owned.............................       37,212          28,638
Customers' liability on acceptances...............................      306,648         240,083
Other assets......................................................      951,601         929,078
                                                                    -----------     -----------
                                                                    $31,794,283     $30,609,108
                                                                    ===========     ===========
                                          LIABILITIES
Deposits
  Noninterest-bearing deposits....................................  $ 6,009,728     $ 5,419,443
  NOW accounts and interest checking..............................    2,709,155       2,821,048
  Savings.........................................................    1,583,656       2,133,286
  Money market deposit accounts...................................    5,544,479       4,742,708
  Consumer time...................................................    5,685,290       5,269,539
  Time - $100,000 or more.........................................    1,732,321       1,473,165
                                                                    -----------     -----------
                                                                     23,264,629      21,859,189
Federal funds purchased and security repurchase agreements........    2,731,116       3,587,664
Commercial paper..................................................      176,125         171,464
Other short-term borrowings.......................................      692,105         515,730
Long-term debt....................................................    1,377,021       1,244,190
Acceptances outstanding...........................................      306,648         240,083
Other liabilities.................................................      629,586         497,734
                                                                    -----------     -----------
      Total liabilities...........................................   29,177,230      28,116,054
                                                                    -----------     -----------
                                     SHAREHOLDERS' EQUITY
Preferred stock, authorized 50,000,000 shares:
  Series A, no par value, 6,000,000 shares outstanding............      150,000         150,000
Common stock, $5 par value, authorized 250,000,000 shares,
  outstanding: 1995 -- 150,592,468; 1994 -- 152,124,553...........      752,962         760,623
Capital surplus...................................................      347,836         445,303
Retained earnings.................................................    1,356,907       1,175,849
Net unrealized gain (loss) on securities available for sale, net
  of tax..........................................................        9,348         (38,721)
                                                                    -----------     -----------
      Total shareholders' equity..................................    2,617,053       2,493,054
                                                                    -----------     -----------
                                                                    $31,794,283     $30,609,108
                                                                    ===========     ===========

                See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1995           1994           1993
                                                         ----------     ----------     ----------
                                                            (IN THOUSANDS, EXCEPT EARNINGS PER
                                                                          SHARE)
INTEREST INCOME
Loans and lease financing, including fees..............  $2,103,750     $1,758,808     $1,591,060
Securities held to maturity............................     108,019        125,489        227,370
Securities available for sale..........................     141,895        137,676         68,594
Loans held for sale....................................      13,157         27,582         55,211
Trading account securities.............................      10,469          9,024          8,714
Interest-bearing deposits and other short-term
  investments..........................................      15,219         15,819         11,332
                                                         ----------     ----------     ----------
      Total interest income............................   2,392,509      2,074,398      1,962,281
INTEREST EXPENSE
Deposits...............................................     710,044        523,780        525,807
Short-term borrowings..................................     199,712        135,572         84,069
Long-term debt.........................................      83,347         79,339         88,249
                                                         ----------     ----------     ----------
      Total interest expense...........................     993,103        738,691        698,125
NET INTEREST INCOME....................................   1,399,406      1,335,707      1,264,156
Provision for credit losses............................     124,093        120,146        106,234
                                                         ----------     ----------     ----------
Net interest income after provision for credit
  losses...............................................   1,275,313      1,215,561      1,157,922
                                                         ----------     ----------     ----------
NONINTEREST REVENUES
Service charges on deposit accounts....................     189,541        191,563        171,295
Bank card revenue, net.................................      73,393         73,332         69,274
Trust and investment management........................      65,826         65,283         62,305
Exchange fees..........................................      42,595         36,754         32,708
Insurance revenue......................................      21,441         25,445         17,113
Other operating revenue................................      99,943         74,809         99,371
Credit reporting revenue...............................           -         13,204         33,984
Mortgage banking income, net...........................      16,927         23,064         34,667
Equity investment income (loss)........................       3,177         (5,429)        33,973
Gain (loss) on sale of securities......................       2,999         (9,212)           505
Gain on sale of mortgage loan servicing rights.........           -          1,023         55,846
Gain on sale of operations and loans...................       8,898         62,883          9,311
                                                         ----------     ----------     ----------
      Total noninterest revenues.......................     524,740        552,719        620,352
                                                         ----------     ----------     ----------
NONINTEREST EXPENSES
Employee compensation and benefits.....................     602,134        646,181        652,020
Net occupancy expense..................................      85,430         87,507         85,284
Equipment rentals, depreciation and maintenance........     127,354        139,916        120,342
Stationery, supplies and postage.......................      63,915         59,149         59,223
Regulatory agency fees.................................      35,525         54,121         54,374
Telecommunications.....................................      33,327         35,223         32,951
Amortization of intangibles............................      19,497         25,459         27,189
Other operating expenses...............................     224,692        257,527        242,064
Merger and integration costs...........................      98,940              -              -
Restructuring charge...................................           -        100,000              -
                                                         ----------     ----------     ----------
      Total noninterest expenses.......................   1,290,814      1,405,083      1,273,447
                                                         ----------     ----------     ----------
Income before income taxes.............................     509,239        363,197        504,827
Provision for income taxes.............................     180,268        108,531        163,691
                                                         ----------     ----------     ----------
NET INCOME.............................................  $  328,971     $  254,666     $  341,136
                                                         ==========     ==========     ==========
Net income available to common shareholders............  $  316,784     $  242,479     $  328,949
Net income per common share............................  $     2.09     $     1.60     $     2.23
Average number of common shares outstanding............     151,554        151,392        147,518

                See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                             NET
                                                                                         UNREALIZED
                                                                                         GAIN (LOSS)
                                                                                             ON
                                         SHARES        COMMON    CAPITAL     RETAINED     SECURITIES,   PREFERRED
                                       OUTSTANDING     STOCK     SURPLUS     EARNINGS     NET OF TAX      STOCK        TOTAL
                                       -----------   --------    --------   ----------   ------------   ---------    ----------
                                                                        (DOLLARS IN THOUSANDS)
Balance at January 1, 1993 as
  originally reported................   99,067,777   $ 495,339   $379,982   $  605,987    $       -     $150,000     $1,631,308
Adjustments for pooling-of-interests
  in 1995............................   47,527,112     237,636     44,342      207,847            -            -        489,825
                                       -----------    --------   --------   ----------     --------     --------     ----------
Balance at January 1, 1993,
  restated...........................  146,594,889     732,975    424,324      813,834            -      150,000      2,121,133
Net income...........................            -           -          -      341,136            -            -        341,136
Exercise of stock options............      362,370       1,811      2,913          (86)           -            -          4,638
Common stock issued in acquisition...      303,193       1,516        696          824            -            -          3,036
Common dividends declared
  (per share -- $.85)................            -           -          -     (100,870)           -            -       (100,870)
Preferred dividends declared.........            -           -          -      (12,187)           -            -        (12,187)
Dividends reinvested and other.......    3,223,380      16,118     41,774         (225)           -            -         57,667
Change in net unrealized gain (loss)
  on securities, net of tax..........            -           -          -            -       27,208            -         27,208
                                       -----------    --------   --------   ----------     --------     --------     ----------
Balance at December 31, 1993.........  150,483,832     752,420    469,707    1,042,426       27,208      150,000      2,441,761
Net income...........................            -           -          -      254,666            -            -        254,666
Exercise of stock options............      904,235       4,521      8,399            -            -            -         12,920
Repurchase of common stock...........   (2,228,300)    (11,142)   (45,960)           -            -            -        (57,102)
Common stock issued in acquisition...    2,410,340      12,052      4,130       12,613       (1,048)           -         27,747
Common stock issued to redeem
  subordinated debt..................        8,689          43         66            -            -            -            109
Common dividends declared
  (per share -- $.94)................            -           -          -     (120,489)           -            -       (120,489)
Preferred dividends declared.........            -           -          -      (12,187)           -            -        (12,187)
Dividends reinvested and other.......      545,757       2,729      8,961       (1,180)           -            -         10,510
Change in net unrealized gain (loss)
  on securities, net of tax..........            -           -          -            -      (64,881)           -        (64,881)
                                       -----------    --------   --------   ----------     --------     --------     ----------
Balance at December 31, 1994.........  152,124,553     760,623    445,303    1,175,849      (38,721)     150,000      2,493,054
Net income...........................            -           -          -      328,971            -            -        328,971
Exercise of stock options............      723,184       3,616      9,452            -            -            -         13,068
Repurchase of common stock...........   (6,548,525)    (32,743)  (143,055)           -            -            -       (175,798)
Common stock issued to redeem
  subordinated debt..................    3,921,225      19,606     30,060            -            -            -         49,666
Common dividends declared
  (per share -- $1.06)...............            -           -          -     (135,662)           -            -       (135,662)
Preferred dividends declared.........            -           -          -      (12,187)           -            -        (12,187)
Dividends reinvested and other.......      372,031       1,860      6,076          (64)           -            -          7,872
Change in net unrealized gain (loss)
  on securities, net of tax..........            -           -          -            -       48,069            -         48,069
                                       -----------    --------   --------   ----------     --------     --------     ----------
Balance at December 31, 1995.........  150,592,468    $752,962   $347,836   $1,356,907    $   9,348     $150,000     $2,617,053
                                       ===========    ========   ========   ==========     ========     ========     ==========

                See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------
                                                                                 1995           1994           1993
                                                                              -----------    -----------    -----------
                                                                                           (IN THOUSANDS)
Cash flows from operating activities
  Net income................................................................  $   328,971    $   254,666    $   341,136
  Adjustments to reconcile net income to cash used in operating activities:
    Deferred income tax (benefit) expense...................................      (49,774)       (47,724)        37,021
    Depreciation, amortization and accretion................................      129,021        146,025        149,126
    Provision for credit losses.............................................      124,093        120,146        106,234
    Noncash portion of merger and integration costs.........................       87,617              -              -
    Noncash portion of restructuring charge.................................            -         68,774              -
    Net gain on sales of operations.........................................            -        (51,702)        (4,838)
    Net (gain) loss on sale of equity investments...........................       (2,440)         5,873        (35,392)
    Net (gain) loss on sale of securities available for sale................       (2,949)         9,212           (429)
    Net gain on sales of securities held to maturity........................          (50)             -            (76)
    Net gain on sale of trading securities..................................      (16,149)        (4,294)       (17,002)
    Net gain on sales of loans and property.................................      (40,437)       (25,782)       (26,181)
    Net gain on sales of mortgage loan servicing rights.....................            -         (1,023)       (55,846)
    Change in loans held for sale...........................................      229,789        552,697       (143,315)
    Change in trading account securities....................................     (124,329)        77,521        (33,016)
    Change in deferred loan fees, net of amortization.......................        5,367          7,075         (5,551)
    Change in accrued interest receivable...................................      (15,635)       (22,932)         6,906
    Change in accrued interest payable......................................       27,086          7,466         (9,354)
    Change in other assets and liabilities, net.............................       86,500        (66,534)        27,828
                                                                                 --------     ----------     ----------
Net cash provided by operating activities...................................      766,681      1,029,464        337,251
                                                                                 --------     ----------     ----------
Cash flows from investing activities
  Proceeds from maturities of interest-bearing deposits of nonbank
    subsidiaries............................................................       12,376         21,703         17,842
  Purchase of interest-bearing deposits by nonbank subsidiaries.............      (12,977)       (12,153)       (20,181)
  Net decrease in investments in interest-earning deposits by banking
    subsidiaries............................................................        1,534          5,834        187,042
  Proceeds from maturities of securities held to maturity...................      367,159        777,048      2,176,135
  Proceeds from sales of securities held to maturity........................        3,894              -          1,781
  Purchase of securities held to maturity...................................      (53,185)      (426,123)    (2,519,725)
  Proceeds from sale of securities available for sale.......................      993,835        610,116         81,977
  Proceeds from maturities of securities available for sale.................      610,835        434,957        121,123
  Purchase of securities available for sale.................................   (1,555,242)      (913,260)      (156,813)
  Proceeds from sales of equity investments.................................        9,998          4,199        105,826
  Purchase of equity investments............................................      (39,780)       (18,278)       (37,671)
  Principal collected on loans made by nonbank subsidiaries.................    1,191,465        849,831      2,165,735
  Loans made to customers by nonbank subsidiaries...........................   (1,398,953)      (846,407)    (1,945,891)
  Net change in loans by banking subsidiaries...............................    1,681,582     (2,103,147)    (1,715,562)
  Proceeds from sales of loans..............................................      409,609        122,516        155,025
  Purchase of loans.........................................................           --        (76,536)      (225,939)
  Proceeds from sales of premises and equipment.............................       36,176         15,056         10,266
  Purchase of premises and equipment........................................      (81,850)      (120,523)      (129,201)
  Proceeds from sales of mortgage servicing rights..........................        3,212         24,917         52,984
  Purchase of mortgage servicing rights.....................................       (6,633)       (10,600)        (9,779)
  Proceeds from sales of foreclosed assets..................................       63,438         47,231         61,487
  Acquisitions/dispositions, net of cash and cash equivalents...............       15,731        336,509        444,454
                                                                                 --------     ----------     ----------
Net cash used in investing activities.......................................   (1,110,940)    (1,277,110)    (1,179,085)
                                                                                 --------     ----------     ----------
Cash flows from financing activities
  Net change in deposits....................................................    1,401,167         32,844       (104,060)
  Net change in short-term borrowings.......................................     (824,672)       968,722        723,727
  Proceeds from issuance of long-term debt..................................      772,009        631,868        291,828
  Repayment of long-term debt...............................................     (439,518)      (555,120)      (568,705)
  Proceeds from issuance of common stock....................................       16,449         20,484         61,080
  Common stock repurchased..................................................     (175,798)       (57,102)             -
  Dividends paid............................................................     (145,301)      (128,151)      (112,965)
                                                                                 --------     ----------     ----------
Net cash provided by financing activities...................................      604,336        913,545        290,905
                                                                                 --------     ----------     ----------
Net change in cash and cash equivalents.....................................      260,077        665,899       (550,929)
Cash and cash equivalents at beginning of year..............................    2,662,540      1,996,641      2,547,570
                                                                                 --------     ----------     ----------
Cash and cash equivalents at end of year....................................  $ 2,922,617    $ 2,662,540    $ 1,996,641
                                                                                 ========     ==========     ==========

                See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES

                                                                                       YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------
                                                                                 1995           1994           1993
                                                                              -----------    -----------    -----------
                                                                                           (IN THOUSANDS)
Supplemental disclosures:
Cash paid during the period for:
  Interest..................................................................  $   966,277    $   732,561    $   708,825
  Income taxes..............................................................      190,477        151,209        121,452
Non-cash investing activities:
  Transfer from loans to other real estate owned............................  $    78,173    $    38,676    $    67,495
  Transfer of loans to loans held for sale..................................      300,654              -         26,120
  Transfer of loans held for sale to loans..................................       30,162         32,799         41,457
  Transfer to consumer loans from loans held for sale.......................            -         96,447              -
  Transfer from loans to premises, furniture and equipment..................            -              -         11,750
  Transfer from securities held to maturity to available for sale...........      800,068              -      2,580,368
  Transfer from securities available for sale to held to maturity...........            -         56,263              -
  Fair value adjustment to securities available for sale....................       81,029        (36,401)        44,919
  Income tax effect related to fair value adjustment........................       29,827         41,558         17,712
  Redemption of convertible subordinated debentures.........................       49,883              -              -

                See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     U. S. Bancorp is a regional, multi-bank holding company which provides banking and banking-related services, principally to domestic markets, through its subsidiaries. The accounting and reporting policies of U. S. Bancorp and its subsidiaries conform with generally accepted accounting principles and prevailing practices within the banking industry. The following is a description of the more significant policies.

     Basis of Financial Statement Presentation

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with general practice within the banking industry. In preparing such financial statements, management is required to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for credit losses and the valuation of real estate owned, management obtains independent appraisals for significant properties.

     Principles of Consolidation

     The consolidated financial statements of U. S. Bancorp include the accounts of U. S. Bancorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     When an acquisition that is material to the consolidated financial statements occurs through a pooling-of-interests, prior period financial statements are restated to include the accounts of companies acquired. Results of operations of companies acquired and accounted for as purchases are included from their dates of acquisition. In accordance with the purchase method of accounting, the assets and liabilities of purchased banking and financial organizations were stated at estimated fair values at the date of acquisition. The excess of cost over fair value of net assets acquired has been accounted for as goodwill and is being amortized on the straight-line method ranging from 15 to 25 years.

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

     Securities

     On December 31, 1993, U. S. Bancorp adopted Statement of Financial Accounting Standards (FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." FAS No. 115 requires the classification of securities at acquisition into one of three categories: held to maturity, available for sale, or trading.

     In accordance with FAS No. 115, securities are classified as held to maturity where U. S. Bancorp has the ability and positive intent to hold them to maturity. Securities bought and held principally for the purpose

                         U. S. BANCORP AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) of sale in the near term are classified as trading securities. Securities not classified as trading securities nor as held to maturity securities are classified as securities available for sale. Securities in this classification are available for future liquidity requirements.

     Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Unrealized losses on securities held to maturity due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains and losses on sale of securities available for sale are computed on the specific identification method. Trading account securities are carried at fair value. Realized gains and losses on sale of trading account securities, computed on the average cost method, and fair value adjustments are included in noninterest revenues.

     Unrealized holding gains and losses on securities available for sale are excluded from earnings and are reported net of tax as a separate component of shareholders' equity until realized.

     Interest Rate and Currency Contracts

     U.S. Bancorp uses various interest rate contracts, such as interest rate swaps, futures, forward rate agreements, caps and floors as part of asset/liability management or to hedge trading accounts, and to provide for the needs of its customers. Fees paid or received for entering into interest rate contracts are amortized into income on a straight line basis over the contract period.

     Gains and losses resulting from changes in market value on interest rate contracts used for asset/liability management purposes that qualify as hedges, having been specifically designated as a hedge and with a high degree of correlation between the changes in the market value of the derivative instrument and the item being hedged, to the extent that such conditions continue to exist, are deferred and recognized as interest income or interest expense over the lives of the related assets or liabilities. Income or expense on interest rate contracts used to manage interest rate exposure is recognized as an adjustment of the yield over the life of the underlying assets or liabilities. In the event that an instrument failed to qualify as a hedge, the instrument would be marked to market with resultant gains and losses recognized in the statement of income. For contracts used to hedge trading activities or for customer accommodations, gains and losses resulting from market fluctuations are included in trading account income in the period recognized. For contracts used to hedge available for sale securities, changes in the value of these contracts are reported in shareholders' equity on a net-of-tax basis.

     Foreign currency contracts are valued at current prevailing rates of exchange, and gains or losses resulting from such valuations are included in noninterest revenues.

     Allowance for Credit Losses

     The allowance for credit losses is established to absorb known and inherent losses primarily resulting from loans and leases outstanding, standby letters of credit and other guarantees. Amounts are added to the allowance for credit losses and charged against earnings to bring the allowance to a level which, in management's judgment, is considered adequate to absorb losses inherent in the portfolio. Management performs a quarterly analysis to determine the appropriate level of the allowance, taking into consideration factors such as general economic conditions, historical loss experience, credit concentrations and trends in portfolio volume, maturity, delinquencies and nonaccruals. Actual credit losses, net of recoveries, are deducted from the allowance. While management uses the best information available on which to base estimates, future adjustments to the allowance may be necessary if economic conditions, particularly in U. S. Bancorp's markets, differ substantially from the assumptions used by management.

     Effective January 1, 1995, U. S. Bancorp adopted FAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by FAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Recognition and Disclosures." These statements address the disclosure requirements and allocations of the

                         U. S. BANCORP AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) allowance for credit losses for certain impaired loans. A loan within the scope of these statements is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. These statements do not apply to leases or large groups of smaller-balance homogeneous loans which are collectively evaluated.

     When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such case, the current fair value of the collateral, reduced by costs to sell, is used. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by creating or adjusting an allocation of the allowance for credit losses. FAS No. 114, as amended, does not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected.

     Interest accrued but not received on impaired loans is reversed against interest income. Subsequent cash received by U. S. Bancorp related to impaired loans is generally applied to reduce the principal balance.

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

     Trust Division Assets

     Property held by U. S. Bancorp subsidiary banks in fiduciary or agency capacity for their customers is not included in the accompanying consolidated balance sheet, since such items are not assets of the respective banks.

                         U. S. BANCORP AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Revenue Recognition

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

     Bank card loans are charged off upon becoming 180 days past due. Other consumer loans are, in general, charged off upon becoming 120 days past due and interest earned but not collected thereon is reversed at the time of charge-off. Consequently, such loans are not placed on nonaccrual status.

     Unearned income on direct financing leases is amortized to produce a level yield on the remaining net receivable balance. Income from leveraged leases is recognized over the term of the leases based on the unrecovered equity investment.

     Income is recorded primarily on a cash basis for most service charges, commissions and fees. Income related to equity investments results from dividends received, realized gains and losses upon disposition of investments, or market value adjustments of certain investments held by U.S. Bancorp's Small Business Administration licensed subsidiary.

     Loan Fee Income

     Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount amortized as an adjustment of the yield over the contractual life of the loans and included in interest income. Loan fees from loans held for sale are deferred and recognized as a component of the gain or loss on sale of the loans. Loans and leases are carried at cost less unearned income and unamortized net loan fees. Commitment fees based on a percentage of a customer's unused line of credit and fees related to standby letters of credit are recognized in noninterest revenue over the commitment period.

     Mortgage Servicing

     Loan servicing fees are based on a percentage of the outstanding loan principal balances being serviced and are included in income as related loan payments from mortgagors are collected.

     The difference between the actual service fee rates and normal service fee rates on those loans which are sold with servicing rights retained is capitalized as excess servicing fee receivable, and is amortized based on a method which relates the amortization to the estimated life of these loans. In the event of unanticipated prepayments, the excess servicing fee receivable is written down to the present value (based on the original discount rate) of the estimated remaining future excess servicing revenue through a reduction of servicing fee income.

     Costs associated with the acquisition of mortgage loan servicing rights through the purchase of servicing contracts are deferred and amortized on a method which relates the amortization of these costs to the estimated net servicing income. In the event of unanticipated prepayments, the future amortization rate is adjusted prospectively, such that the discounted future cash flows approximate the expected future net servicing income.

     Monthly payments required of U. S. Bancorp under mortgage loan servicing prepayment hedges are recorded as a reduction of servicing income. Payments received by U. S. Bancorp as the result of changes in prepayment experience are recorded as an increase to servicing income. There were no prepayment hedges in place at December 31, 1995 or 1994, respectively.

                         U. S. BANCORP AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Computations of Earnings Per Share

     Earnings per common share are based on net income after preferred dividend requirements and the weighted average number of common shares outstanding. The impact of common stock equivalents, such as stock options, and other potentially dilutive securities is not material, therefore, they are not included in the computation.

     Statement of Cash Flows

     For purposes of the statement of cash flows, U. S. Bancorp considers cash and due from banks and federal funds sold and security resale agreements to be cash and cash equivalents. Deposits placed with other financial institutions, time deposits and lending activities of the banks are reported net in the statement.

     Recently Issued Accounting Pronouncements

     During 1995, the Financial Accounting Standards Board issued several Statements of Financial Accounting Standards, (FAS's) which are described below. Adoption of these statements in 1996 is not expected to have a significant impact to U. S. Bancorp's results of operations or financial position.

     FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued in March 1995. This Statement addresses the accounting for the impairment of long-lived assets, such as premises, furniture and equipment, certain identifiable intangibles and goodwill related to those assets. Long-lived assets and certain identifiable intangibles are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of the future cash flows (undiscounted and without interest charges expected from the use of the asset and its eventual disposition) is less than the carrying amount of the asset. The Statement also requires that long-lived assets and identifiable intangibles, except for assets of a discontinued operation held for disposal, be accounted for at the lower of cost or fair value less cost to sell.

     FAS No. 122, "Accounting for Mortgage Servicing Rights", an amendment to FAS No. 65, "Accounting for Certain Mortgage Banking Activities," was issued in May 1995. This statement requires the recognition of a separate asset for mortgage servicing rights, regardless of how they are acquired. Previously, only purchased servicing rights were capitalizable as an asset, whereas the cost of internally originated mortgage servicing rights was expensed. This Statement also requires that capitalized excess servicing receivables be assessed for impairment based on fair value, rather than an estimate of undiscounted future cash flows.

     FAS No. 123, "Accounting for Stock-Based Compensation", was issued in October 1995. This Statement prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock and stock appreciation rights. The Statement defines a "fair value based method" of accounting for employee stock options and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation for those plans using the "intrinsic value based method" under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion No.
25).

     Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Most U. S. Bancorp stock options have no intrinsic value at grant date, and under Opinion No. 25 no compensation cost is recognized for them. Compensation cost is recognized for other types of stock-based compensation plans under Opinion No. 25, including plans with variable, usually performance-based, features.

                         U. S. BANCORP AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Beginning in 1996, FAS No. 123 requires that an employer's financial statements include certain disclosures about stock-based compensation arrangements regardless of the method used to account for them. An employer that continues to apply the accounting provisions of Opinion No. 25 will disclose pro forma amounts that reflect the difference between compensation cost, if any, included in net income and the related cost measured by the fair value based method, including tax effects, that would have been recognized in the income statement if the fair value based method had been used. U.S. Bancorp anticipates it will continue to apply Opinion No. 25 in accounting for stock-based compensation plans, with appropriate disclosures of pro forma amounts.

2. ACQUISITIONS

     On December 26, 1995, U. S. Bancorp completed the acquisition, announced in May, 1995, of West One Bancorp (West One), a regional financial services company headquartered in Boise, Idaho. In a transaction accounted for as a pooling-of-interests, U. S. Bancorp issued 54.7 million shares of common stock. On the merger date West One had $9.2 billion in assets, $7.0 billion in deposits, and 227 branches in Oregon, Washington, Idaho and Utah. Certain amounts in West One's financial statements have been restated to conform to U.
S. Bancorp's presentation. The following table reconciles previously reported amounts to amounts restated to reflect the merger.

                                                NINE MONTHS ENDED       YEAR ENDED DECEMBER 31,
                                                SEPTEMBER 30, 1995     -------------------------
                                                   (UNAUDITED)            1994           1993
                                                ------------------     ----------     ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Net interest income and noninterest
      revenues:
      U. S. Bancorp as previously reported....      $1,059,124         $1,418,279     $1,459,930
      West One................................         388,534            470,147        424,578
                                                    ----------         ----------     ----------
    Combined..................................      $1,447,658         $1,888,426     $1,884,508
                                                    ==========         ==========     ==========
    Net income:
      U. S. Bancorp as previously reported....      $  217,708         $  151,495     $  257,949
      West One................................          89,888            103,171         83,187
                                                    ----------         ----------     ----------
    Combined..................................      $  307,596         $  254,666     $  341,136
                                                    ==========         ==========     ==========
    Earnings per share:
      U. S. Bancorp as previously reported....      $     2.12         $     1.40     $     2.47
      Effect of West One merger...............            (.16)               .20           (.24)
                                                    ----------         ----------     ----------
    Combined..................................      $     1.96         $     1.60     $     2.23
                                                    ==========         ==========     ==========

                         U. S. BANCORP AND SUBSIDIARIES

2. ACQUISITIONS -- (CONTINUED)
     In connection with the merger, pre-tax merger and integration costs of $98.9 million were recognized during 1995. The merger and integration activity is summarized in the following table:

                                        SEVERANCE,        FACILITIES
                                       RETENTION AND          AND
                                      OTHER EMPLOYEE-       ACCOUNT       PROFESSIONAL
                                       RELATED COSTS      CONVERSIONS         FEES         OTHER     TOTAL
                                      ---------------     -----------     ------------     -----     -----
                                                                 (IN MILLIONS)
Merger and integration cost
  provision.........................       $29.4             $39.6           $ 13.9        $16.0     $98.9
Utilization for the period:
  Cash..............................           -                .2             10.6           .5      11.3
  Noncash...........................           -                 -                -            -         -
                                           -----             -----            -----        -----     -----
          Total.....................           -                .2             10.6           .5      11.3
                                           -----             -----            -----        -----     -----
Balance at December 31, 1995........       $29.4             $39.4           $  3.3        $15.5     $87.6
                                           =====             =====            =====        =====     =====

     The merger and integration costs will be funded out of operating cash flows with payments for severance and employee-related expenses occurring approximately ratably over the next year. U. S. Bancorp will recognize additional integration-related expenses during the first half of 1996. However, the majority of these costs were incurred in 1995.

     As part of the regulatory approval process for the merger, U. S. Bancorp will divest 31 branches with deposits of approximately $720 million and loans of approximately $465 million. U. S. Bancorp has signed a definitive agreement to sell these branches, mainly in Oregon, and anticipates the transaction to close in the second quarter of 1996, and to result in a pre-tax gain of approximately $30 million.

     In February 1996, U. S. Bancorp announced the signing of a definitive agreement for U. S. Bancorp to acquire California Bancshares, Inc. (CBI), the holding company for a multi-bank, 36-branch commercial banking operation serving the east San Francisco Bay Area and the central valley of northern California. Under terms of the agreement, which is subject to approval by regulators and CBI shareholders, CBI will be merged into U. S. Bancorp, and each share of CBI common stock will be converted into .95 shares of U. S. Bancorp common stock. The total value of the transaction is approximately $327 million, based on the
U. S. Bancorp stock closing price of $34.25 on February 9, 1996. Subject to continuing internal review, it is anticipated that this transaction will be accounted for as a pooling-of-interests and completed in the second half of 1996.

3. CASH, LOAN AND DIVIDEND RESTRICTIONS

     The subsidiary banks are required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank in a noninterest-bearing account. The average amount of reserve balances for the year ended December 31, 1995 was approximately $237 million.

     Certain restrictions exist regarding the extent to which bank subsidiaries may transfer funds to the parent company in the form of dividends, loans or advances. Federal law prevents the parent company and its nonbank subsidiaries from borrowing from bank subsidiaries unless the loans are secured by various types of collateral. Secured loans that may be made by bank subsidiaries to the parent company or any individual affiliate are generally limited to 10 percent of the bank's equity and 20 percent of the bank's equity for loans to all affiliates including the parent company in the aggregate.

     Payment of dividends to the parent company by its subsidiary banks is subject to review by banking regulators and is subject to various statutory limitations and in certain circumstances requires approval by banking regulatory agencies. These permissible dividends are further limited by the minimum capital constraints imposed on banks by banking regulatory agencies. Within the limits of these regulatory guidelines,

                         U. S. BANCORP AND SUBSIDIARIES

3. CASH, LOAN AND DIVIDEND RESTRICTIONS -- (CONTINUED) all significant banking subsidiaries of U. S. Bancorp have the ability to pay dividends without prior regulatory approval.

     The subsidiary banks can distribute as dividends to the parent company in 1996 (in addition to their 1996 net income) approximately $313 million. At December 31, 1995, the total amount that could be loaned to the parent company by its banking subsidiaries was approximately $312 million. As a result of the above regulatory restrictions, net assets of the subsidiary banks not available for dividends or loans amounted to approximately $1.84 billion. Restricted net assets of nonbank subsidiaries was not significant.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     Loans and lease financing are comprised of the following categories:

                                                                         DECEMBER 31,
                                                                    -----------------------
                                                                      1995          1994
                                                                    ---------     ---------
                                                                         (IN MILLIONS)
    Loans
      Commercial..................................................  $11,746.1     $10,863.3
      Foreign.....................................................       56.3          49.8
      Real estate construction....................................      833.0         791.4
      Real estate mortgage........................................    3,477.1       3,350.2
      Consumer....................................................    5,485.4       5,610.0
                                                                    ----------    ----------
              Total loans.........................................   21,597.9      20,664.7
                                                                    ----------    ----------
    Lease financing
      Lease receivables...........................................    1,125.6         934.3
      Estimated residual value....................................      306.3         250.7
      Unearned income.............................................     (244.5)       (204.5)
                                                                    ----------    ----------
      Lease financing, net of unearned income.....................    1,187.4         980.5
                                                                    ----------    ----------
              Total loans and leases..............................  $22,785.3     $21,645.2
                                                                    ==========    ==========

     U. S. Bancorp's loan classifications for financial reporting differ from those for regulatory reporting. Loans are classified based on type of collateral securing the loans for regulatory purposes. Loan classifications for financial reporting purposes are based on the purpose and primary source of repayment of the loans.

     The minimum future lease payments related to direct finance receivables for each of the years 1996 through 2000 are $345 million, $295 million, $237 million, $164 million and $102 million, respectively.

     The following table summarizes the changes in the allowance for credit losses.

                                                        1995            1994            1993
                                                      --------     --------------     --------
                                                                   (IN THOUSANDS)
    Balance, beginning of year......................  $387,559        $345,152        $327,398
    Acquisitions (dispositions).....................    (3,137)          2,542             672
    Provision for credit losses.....................   124,093         120,146         106,234
    Net charge-offs.................................   (74,007)        (80,281)        (89,152)
                                                      --------        --------        --------
    Balance, end of year............................  $434,508        $387,559        $345,152
                                                      ========        ========        ========

                         U. S. BANCORP AND SUBSIDIARIES

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES -- (CONTINUED)
     At December 31, 1995, U. S. Bancorp's recorded investment in loans for which an impairment has been recognized totaled $104.0 million. Included in this amount is $7.2 million of impaired loans for which the related FAS No. 114 allowance is $3.1 million. The balance of the allowance for credit losses in excess of these specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's quarterly analysis of the allowance. The average recorded investment in impaired loans was $142.8 million for the year 1995.

5. RELATED PARTIES

     Certain of U. S. Bancorp's subsidiary banks have granted loans to the officers and directors of U. S. Bancorp and to their associates. These related party loans are made in the ordinary course of business and, management believes, do not involve more than a normal risk of collectibility. The aggregate dollar amount of these loans was $148.4 million and $145.8 million at December 31, 1995 and 1994, respectively. During 1995, $82.0 million of new loans were made and repayments totaled $79.4 million.

     A construction company, of which a current U. S. Bancorp Board of Directors (Board) member is the chairman of the board, was awarded a contract in November 1992 to implement structural changes to upgrade the seismic capacity of a section of U. S. Bancorp's headquarters complex in Portland, Oregon. Payments under the contract were completed in 1994 and totaled approximately $6.25 million.

     In connection with the merger agreement relating to the acquisition of Peoples Ban Corporation ("Peoples") in 1987, U. S. Bancorp entered into a shareholder agreement with certain holders (a current Board member and affiliates) of the common stock of Peoples pursuant to which such holders agreed to vote in favor of the merger of Peoples with a U. S. Bancorp subsidiary. Pursuant to this agreement, U. S. Bancorp has agreed to afford such holders, which are the holders of approximately 8.5 million shares of common stock, certain registration rights with respect to such shares of common stock. U. S. Bancorp is obligated, under certain circumstances and subject to specified terms and conditions, to use its best efforts to register for sale under the federal and state securities laws the securities of such holders.

6. SECURITIES

     In November of 1995, the Financial Accounting Standards Board (FASB) issued additional implementation guidance regarding the FASB's previously issued FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The additional guidance provided an opportunity to reassess the appropriateness of the classification of securities, and reclassify securities in accordance with the provisions of FAS No. 115. Any reclassification under these guidelines was required to be made by December 31, 1995, and accordingly, U. S. Bancorp reclassified approximately $800 million of held to maturity securities to the available for sale classification prior to that date. The related unrealized gains were $6.8 million and unrealized losses were $3.1 million.

                         U. S. BANCORP AND SUBSIDIARIES

6. SECURITIES -- (CONTINUED)
     The amortized cost and approximate fair value of securities available for sale were as follows:

                                                                 DECEMBER 31, 1995
                                                 -------------------------------------------------
                                                 AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                    COST        GAINS        LOSSES       VALUE
                                                 ----------   ----------   ----------   ----------
                                                                  (IN THOUSANDS)
    U.S. Treasury obligations..................  $  759,956    $  1,976     $    825    $  761,107
    U.S. government agency securities..........   1,155,281       8,239        4,293     1,159,227
    Mortgage-backed securities.................     816,380      10,362        2,133       824,609
    Collateralized mortgage obligations........     145,155         705          680       145,180
    State and municipal bonds..................      89,707       2,292          208        91,791
    Equity and other securities................     292,616       4,512        2,319       294,809
                                                 ----------     -------      -------    ----------
                                                 $3,259,095    $ 28,086     $ 10,458    $3,276,723
                                                 ==========     =======      =======    ==========

                                                                 DECEMBER 31, 1994
                                                 -------------------------------------------------
                                                 AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                    COST        GAINS        LOSSES       VALUE
                                                 ----------   ----------   ----------   ----------
                                                                  (IN THOUSANDS)
    U.S. Treasury obligations..................  $1,026,801    $     72     $ 33,810    $  993,063
    U.S. government agency securities..........     414,411       4,498        2,247       416,662
    Mortgage-backed securities.................     574,527         333       36,593       538,267
    Collateralized mortgage obligations........     228,574           3       13,055       215,522
    Equity and other securities................     328,290      25,084        7,686       345,688
                                                 ----------     -------      -------    ----------
                                                 $2,572,603    $ 29,990     $ 93,391    $2,509,202
                                                 ==========     =======      =======    ==========

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

                                                                      DECEMBER 31, 1995
                                                                  -------------------------
                                                                  AMORTIZED         FAIR
                                                                     COST          VALUE
                                                                  ----------     ----------
                                                                       (IN THOUSANDS)
    Due in one year or less.....................................  $  453,812     $  454,415
    Due after one year through five years.......................     481,226        483,369
    Due after five years through ten years......................     259,505        262,517
    Due after ten years.........................................   1,103,017      1,106,633
    Serial maturities...........................................     961,535        969,789
                                                                  ----------     ----------
                                                                  $3,259,095     $3,276,723
                                                                  ==========     ==========

     In 1995, gains of $6.3 million and losses of $3.3 million were realized on sales of securities available for sale. Gains of $1.3 million and losses of $10.5 million were realized in 1994 and gains of $.7 million and losses of $.2 million were realized in 1993. The net unrealized gain or loss on securities available for sale, net of income taxes, was included as a component of shareholders' equity.

                         U. S. BANCORP AND SUBSIDIARIES

6. SECURITIES -- (CONTINUED)
     The amortized cost and approximate fair value of securities held to maturity were as follows:

                                                                 DECEMBER 31, 1995
                                                 -------------------------------------------------
                                                 AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                    COST        GAINS        LOSSES       VALUE
                                                 ----------   ----------   ----------   ----------
                                                                  (IN THOUSANDS)
    State and municipal bonds..................  $  813,006    $ 23,226     $  2,382    $  833,850
    Other securities...........................      52,120           7          282        51,845
                                                   --------     -------       ------      --------
                                                 $  865,126    $ 23,233     $  2,664    $  885,695
                                                   ========     =======       ======      ========

                                                                 DECEMBER 31, 1994
                                                 -------------------------------------------------
                                                 AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                    COST        GAINS        LOSSES       VALUE
                                                 ----------   ----------   ----------   ----------
                                                                  (IN THOUSANDS)
    U.S. Treasury obligations..................  $    9,966    $      -     $    221    $    9,745
    U.S. government agency securities..........     116,171           -        7,958       108,213
    Mortgage-backed securities.................     290,506       1,108       12,395       279,219
    Collateralized mortgage obligations........     519,405          76       25,810       493,671
    State and municipal bonds..................     930,869       7,980       34,275       904,574
    Other securities...........................     119,073           -        3,369       115,704
                                                   --------     -------       ------      --------
                                                 $1,985,990    $  9,164     $ 84,028    $1,911,126
                                                   ========     =======       ======      ========

     The amortized cost and fair value of securities held to maturity by remaining contractual maturity are shown below. Expected maturities of mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       DECEMBER 31, 1995
                                                                     ----------------------
                                                                     AMORTIZED       FAIR
                                                                       COST         VALUE
                                                                     ---------     --------
                                                                         (IN THOUSANDS)
    Due in one year or less........................................  $  60,493     $ 61,132
    Due after one year through five years..........................    400,469      411,121
    Due after five years through ten years.........................    385,345      394,075
    Due after ten years............................................     18,819       19,367
                                                                      --------     --------
                                                                     $ 865,126     $885,695
                                                                      ========     ========

     In 1995, held-to-maturity securities of four issuers were sold because of downgrades in credit quality which caused the securities to fall below U.S. Bancorp's investment policy guidelines. The combined amortized cost of the securities sold was $3.8 million and a net gain of $50 thousand was realized on the sales.

     At December 31, 1995 and 1994, the banks pledged securities and loans aggregating $3.2 billion and $3.3 billion, respectively, to secure certain public and trust deposits and for other purposes as required or permitted by law. Interest earned on tax-exempt securities was $48.6 million, $51.4 million and $45.7 million for the years 1995, 1994 and 1993, respectively.

                         U. S. BANCORP AND SUBSIDIARIES

7. PREMISES, FURNITURE AND EQUIPMENT

     A summary of premises, furniture and equipment is as follows:

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1995           1994
                                                                  ----------     ----------
                                                                       (IN THOUSANDS)
    Land........................................................  $   90,920     $   92,622
    Buildings...................................................     435,763        453,664
    Leasehold improvements......................................     129,727        124,481
    Furniture and equipment.....................................     505,978        490,146
    Property under capital leases (principally equipment).......      18,143         18,849
                                                                  ----------     ----------
              Total.............................................   1,180,531      1,179,762
    Less accumulated depreciation and amortization..............    (546,695)      (506,555)
                                                                  ----------     ----------
      Premises, furniture and equipment -- net..................  $  633,836     $  673,207
                                                                  ==========     ==========

     Capital lease amortization expense is included in net occupancy and equipment expense. Accumulated amortization of capital leases was $14.0 million and $11.6 million at December 31, 1995 and 1994, respectively.

8. LEASE OBLIGATIONS

     Future minimum lease payments as of December 31, 1995 are shown below:

                                                                       CAPITAL    OPERATING
                                                                       LEASES      LEASES
                                                                       ------     --------
                                                                         (IN THOUSANDS)
    1996.............................................................  $1,029     $ 36,126
    1997.............................................................     916       31,700
    1998.............................................................     839       22,877
    1999.............................................................     819       18,129
    2000.............................................................     789       14,648
    Later years......................................................   2,431      109,463
                                                                       -------    ----------
                                                                            -            -
    Total minimum payments...........................................   6,823     $232,943
                                                                                  ===========
    Amount representing interest.....................................   2,149
                                                                       -------
                                                                            -
    Present value of net minimum lease payments......................  $4,674
                                                                       ========

     A majority of the leases apply to the banks' premises and provide for renewal options for periods of up to 20 years. Total rental expense under operating leases was $51.3 million, $56.2 million and $53.3 million for 1995, 1994 and 1993, respectively.

                         U. S. BANCORP AND SUBSIDIARIES

9. INCOME TAXES

     The provision for income taxes for the last three years consisted of the following:

                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Current
      Federal..........................................  $206,707     $137,072     $106,921
      State............................................    23,335       19,183       19,749
                                                         --------     --------     --------
                                                          230,042      156,255      126,670
                                                         --------     --------     --------
    Deferred
      Federal..........................................   (44,645)     (43,837)      34,525
      State............................................    (5,129)      (3,887)       2,496
                                                         --------     --------     --------
                                                          (49,774)     (47,724)      37,021
                                                         --------     --------     --------
    Total
      Federal..........................................   162,062       93,235      141,446
      State............................................    18,206       15,296       22,245
                                                         --------     --------     --------
                                                         $180,268     $108,531     $163,691
                                                         ========     ========     ========

     A reconciliation between the statutory federal income tax rate and the effective rate is as follows:

                                                                 1995     1994     1993
                                                                 ----     ----     ----
        Federal statutory rate.................................  35.0%    35.0%    35.0%
        Adjusted for:
          State income tax.....................................   2.3      2.7      3.0
          Tax-exempt interest..................................  (5.8)    (8.4)    (5.9)
          Nondeductible expenses...............................   2.8      1.5      0.8
          Credits..............................................  (1.1)    (1.9)    (1.3)
          Other -- net.........................................   2.2      1.0      0.8
                                                                 ----     ----     ----
        Effective income tax rate..............................  35.4%    29.9%    32.4%
                                                                 ====     ====     ====

     Accrued income taxes consisted of:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1995        1994
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Current..................................................  $45,560     $20,982
        Deferred.................................................   14,403      27,091
                                                                   -------     -------
                                                                   $59,963     $48,073
                                                                   =======     =======

                         U. S. BANCORP AND SUBSIDIARIES

9. INCOME TAXES -- (CONTINUED)
     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Deferred tax assets:
      Allowance for credit losses..................................  $153,843     $132,631
      Accrued expenses.............................................    41,229       21,578
      Deferred income..............................................     9,629       14,670
      Postretirement/employment benefits...........................    37,852       40,392
      Unrealized gains/losses......................................    14,796        7,593
      Interest not recorded........................................     9,708        1,723
      Deferred liabilities.........................................     5,159        4,149
      Retirement plans.............................................     3,555            -
      Net operating loss...........................................       748            -
      Unrealized depreciation on securities available for sale.....         -       23,846
      Deferred gain on sale of assets..............................     9,637            -
      Other........................................................     2,296       13,648
                                                                     --------     --------
                                                                      288,452      260,230
                                                                     --------     --------
    Deferred tax liabilities:
      Lease financing..............................................    82,954       89,558
      Leveraged leases.............................................   167,183      144,934
      Securities...................................................       815            -
      Accumulated depreciation and amortization....................    26,247       32,833
      Retirement plans.............................................         -        3,489
      Purchase accounting adjustments..............................     2,693        2,685
      Unrealized appreciation on securities available for sale.....     6,161            -
      Equity investments...........................................    15,138        7,462
      Other........................................................     1,664        6,360
                                                                     --------     --------
                                                                      302,855      287,321
                                                                     --------     --------
      Net deferred tax liability...................................  $ 14,403     $ 27,091
                                                                     ========     ========

     In 1995, U. S. Bancorp recorded taxes of approximately $1.2 million related to gains on sale of securities available for sale. The tax benefit recorded related to losses on the sale of securities in 1994 was $3.5 million, and taxes related to gains on sale of securities in 1993 were $200 thousand.

10. CREDIT ARRANGEMENTS

     At December 31, 1995, committed line of credit arrangements totaling $500 million were available to U. S. Bancorp through a syndication of unaffiliated banks. Such lines generally provide for interest at the lending bank's prime rate or other money market rates. These banking arrangements principally served as commercial paper bank-up lines and provided general liquidity for the parent company. There were no borrowings outstanding or compensating balance requirements under these credit arrangements at December 31, 1995. During 1995,
U. S. Bancorp paid commitment fees ranging from .10 percent to .1875 percent of the available lines.

                         U. S. BANCORP AND SUBSIDIARIES

11. LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                     1995           1994
                                                                  ----------     ----------
                                                                       (IN THOUSANDS)
    U. S. Bancorp (Parent Company Only):
      Medium-term notes due 1996-2000...........................  $  245,800     $  331,600
      8.125% notes due 2002.....................................     149,326        149,220
      7.00% notes due 2003......................................     149,731        149,694
      7.75% convertible subordinated debentures due 2006........           -         49,890
      Other convertible subordinated capital notes due 1997.....           -         20,987
      6.75% notes due 2005......................................     296,510              -
                                                                  ----------     ----------
                                                                     841,367        701,391
                                                                  ----------     ----------
    Banks:
      Bank notes due 1995.......................................           -        221,000
      FHLB notes due 1996-2025..................................     535,315        305,417
      7.75% notes due 2002......................................           -         15,705
      Mortgages and other notes payable.........................         339            677
                                                                  ----------     ----------
                                                                     535,654        542,799
                                                                  ----------     ----------
                                                                  $1,377,021     $1,244,190
                                                                  ==========     ==========

     U. S. Bancorp (Parent Company Only)

     All long-term debt of the parent company is unsecured. The medium-term notes have fixed or variable rates ranging from 5.53% to 8.05% at December 31, 1995.

     The 8.125% notes due in 2002, the 7% notes due in 2003, and the 6.75% notes due in 2005 are subordinated to all senior indebtedness of U. S. Bancorp. The notes are not redeemable by U. S. Bancorp, in whole or in part, prior to maturity and do not provide for a sinking fund.

     At December 31, 1995, U. S. Bancorp had $200 million borrowing capacity under a $500 million subordinated shelf registration filed in 1993. In addition, $589 million was available under an $800 million debt shelf registration filed in 1991, of which $500 million has been designated as medium-term notes.

     In 1995, West One, before the merger with U. S. Bancorp, called for redemption and retired the 7.75% convertible subordinated debentures as described in Note 15, "Shareholders' Equity." The other convertible subordinated capital notes due 1997 were called and redeemed in mid-1995.

     Banks

     The bank notes issued by U. S. Bank of Oregon matured in October 1995. U.
S. Bank of Oregon and U. S. Bank of Washington together have $650 million remaining uncommitted capacity at December 31, 1995, under a $1 billion bank note continuous offering.

     Various U. S. Bancorp subsidiary banks borrow from the Federal Home Loan Banks (FHLB) of Seattle and San Francisco. These banking subsidiaries pledge certain real estate loans and investment securities under blanket pledge agreements as collateral for these secured notes. Interest rates ranged from 4.13% to 7.95% at December 31, 1995.

                         U. S. BANCORP AND SUBSIDIARIES

11. LONG-TERM DEBT -- (CONTINUED)
     The 7.75% notes due in 2002, which were subordinated to deposits and certain other liabilities of U. S. Bank of Oregon, were redeemed on December 28, 1995. Mortgages and other notes payable are primarily mortgages on bank premises. Interest rates range from 7.5% to 12% and remaining maturities vary.

     Payments required to service U. S. Bancorp's long-term debt during the next five years are as follows: 1996 - $396 million; 1997 - $290 million; 1998 - $24 million; 1999 - $5 million; and 2000 - $53 million.

12. EMPLOYEE BENEFIT PLANS

     Retirement Plans

     U. S. Bancorp provides noncontributory trusteed defined benefit pension plans (Pension Plans) which cover substantially all employees. West One provided substantially similar plans. Benefits are based on years of service and highest average level of compensation for any five consecutive years out of the last ten years of service. U. S. Bancorp's funding policy is to contribute annually an amount between the minimum required under ERISA and the maximum amount that is deductible for income tax purposes. Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

     U. S. Bancorp also maintains separate unfunded supplemental pension plans (Supplemental Plans) that provide certain officers with defined pension benefits in excess of limits imposed by federal tax law on benefit payments from qualified plans and for certain compensation not covered in the Pension Plan. The related retirement benefits are paid from U. S. Bancorp's assets. The assumptions used in computing the present value of the accumulated benefit obligation, the projected benefit obligation and net pension expense are substantially consistent with those assumptions used for the Pension Plan.

     The following table sets forth the aggregate pension plans' status and amounts recognized in U. S. Bancorp's consolidated financial statements at December 31, 1995 and 1994.

                                                                   DECEMBER 31,
                                              -------------------------------------------------------
                                                        1995                          1994
                                              -------------------------     -------------------------
                                              PENSION      SUPPLEMENTAL     PENSION      SUPPLEMENTAL
                                               PLANS          PLANS          PLANS          PLANS
                                              --------     ------------     --------     ------------
                                                                  (IN THOUSANDS)
Actuarial present value of benefit
  obligations:
  Vested benefit obligation.................  $342,250       $ 20,537       $270,526       $ 15,012
                                              ========       ========       ========       ========
  Accumulated benefit obligation............  $365,290       $ 20,704       $285,349       $ 15,187
                                              ========       ========       ========       ========
Projected benefit obligation................  $444,066       $ 27,054       $360,135       $ 17,458
Plan assets at fair value...................   466,144              -        375,528              -
                                              --------       --------       --------       --------
Projected benefit obligation (in excess of)
  or less than plan assets..................    22,078        (27,054)        15,393        (17,458)
Unrecognized net (gain) loss from past
  experience different from that assumed and
  effects of changes in assumptions.........     6,586          7,293         19,728           (783)
Unrecognized prior service cost.............    13,851          3,349          4,652          3,548
Additional minimum liability................         -         (5,687)             -         (2,592)
Unrecognized net transition (asset)
  obligation at January 1, 1986.............   (10,135)         1,395        (14,434)         1,614
                                              --------       --------       --------       --------
Prepaid pension cost (pension liability)....  $ 32,380       $(20,704)      $ 25,339       $(15,671)
                                              ========       ========       ========       ========

                         U. S. BANCORP AND SUBSIDIARIES

12. EMPLOYEE BENEFIT PLANS -- (CONTINUED)
     Pension plan assets are invested approximately 70 percent in common stock and equity mutual funds and 30 percent in fixed income mutual funds.

     Pension cost for the Pension Plan and Supplemental Plans included the following components:

                                                     PENSION PLANS                     SUPPLEMENTAL PLANS
                                           ----------------------------------     ----------------------------
                                             1995         1994         1993        1995       1994       1993
                                           --------     --------     --------     ------     ------     ------
                                                                     (IN THOUSANDS)
Service cost -- benefits earned during
  the period.............................  $ 15,479     $ 18,692     $ 15,933     $  440     $  410     $  198
Interest cost on projected benefit
  obligation.............................    31,584       27,305       24,730      1,893      1,432        696
Net amortization and deferrals...........    60,817      (35,411)       8,798        845        762        503
(Return) loss on plan assets.............   (99,921)         182      (41,100)         -          -          -
                                           --------     --------     --------     ------     ------     ------
Net periodic pension cost................  $  7,959     $ 10,768     $  8,361     $3,178     $2,604     $1,397
                                           ========     ========     ========     ======     ======     ======

     In determining the projected benefit obligation at each year-end the following assumptions were used. These year-end assumptions also determine the subsequent year net periodic pension cost.

                                                     U. S. BANCORP                              WEST ONE
                                       -----------------------------------------     -------------------------------
                                          1995            1994           1993           1995         1994      1993
                                       -----------     ----------     ----------     -----------     -----     -----
Weighted average discount rate.......         7.25%          8.50%          7.25%           7.25%     8.75%     7.50%
Expected long-term rate of return....         9.00           9.00           9.00            9.00     10.00     10.50
Rate of increase in future salary
  levels.............................  3.75 - 8.25     5.0 - 9.50     5.0 - 9.50     3.75 - 8.25      4.00      3.00

     Employee Investment Plan

     U. S. Bancorp sponsors an Employee Investment Plan which allows qualified employees, at their option, to make contributions of up to certain percentages of pre-tax base salary through salary deductions under Section 401(k) of the Internal Revenue Code. A portion of these contributions is matched by U. S. Bancorp. All of U. S. Bancorp's matching contributions are invested in U. S. Bancorp common stock. Employee contributions are invested, at the employees' direction, among a variety of investment alternatives. West One had a similar plan which was merged with U. S. Bancorp's existing plan on January 1, 1996. Total expenses associated with the Employee Investment Plan were $13.4 million, $9.6 million and $11.7 million in 1995, 1994 and 1993, respectively.

     Other Postretirement and Postemployment Benefits

     U. S. Bancorp has a benefit plan which provides postretirement health benefits to all employees who have attained the age of 55 and have at least 10 years of service. Retiree health care benefits are offered under self-insured plans. West One provided a substantially similar plan. The plans are contributory, with retirees' contributions adjusted annually to reflect certain cost-sharing provisions and benefit limitations. Certain retirees prior to July 1, 1993, are covered under a plan that is noncontributory for retirees and contributory for dependents. In 1992, U. S. Bancorp adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and elected to immediately recognize the accumulated postretirement benefit obligation measured as of January 1, 1992. U. S. Bancorp reserves the right to terminate the plan or make plan changes at any time.

     U. S. Bancorp also provides postemployment benefits other than retirement benefits to former or inactive employees, their beneficiaries and covered dependents. Those benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including

                         U. S. BANCORP AND SUBSIDIARIES

12. EMPLOYEE BENEFIT PLANS -- (CONTINUED) workers' compensation), job training and counseling, and continuation of benefits such as health care benefits and life insurance coverage. West One provided similar benefits for its employees.

     The following table sets forth the aggregate status of the postretirement plans, reconciled with amounts recognized in U. S. Bancorp's balance sheet:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Accumulated postretirement benefit obligation:
      Retirees.....................................................  $ 93,383     $105,158
      Fully eligible active plan participants......................       941          130
      Other active participants....................................     8,361        7,357
                                                                     --------     --------
                                                                      102,685      112,645
    Unrecognized prior service cost................................     5,881        6,347
    Unrecognized net loss from past experience different from that
      assumed and the effects of changes in assumptions............    (9,712)     (20,345)
                                                                     --------     --------
    Accrued postretirement benefit liability.......................  $ 98,854     $ 98,647
                                                                     ========     ========

     The net periodic postretirement benefit cost included the following components:

                                                              1995       1994        1993
                                                             ------     -------     -------
                                                                     (IN THOUSANDS)
    Service cost...........................................  $  748     $ 1,540     $ 1,652
    Interest cost on accumulated postretirement benefit
      obligation...........................................   7,716       8,416       7,891
    Net amortization of deferrals..........................    (466)        905         554
                                                             ------     -------     -------
    Net periodic postretirement benefit cost...............  $7,998     $10,861     $10,097
                                                             ======     =======     =======

     The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent at December 31, 1995. The assumed discount rate for the U. S. Bancorp plan was 8.5 percent and 7.25 percent at December 31, 1994 and 1993, respectively. The West One accumulated postretirement benefit obligation was calculated using assumed discount rates of
8.75 percent and 7.50 percent at December 31, 1994 and 1993, respectively. The 1995 health care trend rate was projected to be 10.5 percent for pre-65 participants and 8.5 percent for post-65 participants. These rates were assumed to decrease gradually until they reach 4.75 percent in the year 2001 and remain at that level thereafter.

     The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of January 1, 1995 by $4.5 million and the aggregate of the service and interest components of net periodic postretirement cost for 1995 by $352,000.

     Stock Incentive Plans

     U. S. Bancorp maintains various stock incentive plans which provide for its ability to grant stock options, stock appreciation rights, restricted share awards, performance shares and other stock-based awards to directors, officers and key employees. Under the terms of the employee and officer option agreements, the option price is the fair market value at the time the option is granted and the option period can not exceed ten years from the grant date. Options become exercisable pursuant to various alternative vesting structures. Non-employee directors may elect to acquire "deferred compensation options" in lieu of fees otherwise due for

                         U. S. BANCORP AND SUBSIDIARIES

12. EMPLOYEE BENEFIT PLANS -- (CONTINUED) board services and may exercise those options after six months. Deferred compensation options granted to non-employee directors are issued at 40 percent of market price on grant date. Upon exercise, all option proceeds are credited to the capital accounts. The range of option prices is a function of the market price of U. S. Bancorp stock on the date the options were granted, the impact of stock dividends and stock splits, and the effect of business combinations.

     Stock option activity is summarized in the following table:

                                                              NUMBER OF       OPTION PRICE
                                                               OPTIONS         PER SHARE
                                                              ---------     ----------------
    Outstanding at January 1, 1993..........................  3,977,437     $ 3.42 to $22.63
      Grants................................................  1,148,474       9.40 to  26.13
      Options exercised.....................................   (442,671)      3.42 to  16.33
      Forfeited or cancelled................................    (11,960)      7.78 to  16.67
                                                              ---------
    Outstanding at December 31, 1993........................  4,671,280       3.42 to  26.13
      Grants................................................  1,249,231       9.65 to  27.25
      Options exercised.....................................   (999,013)      3.42 to  25.88
      Forfeited or cancelled................................    (81,143)      7.78 to  26.00
                                                              ---------
    Outstanding at December 31, 1994........................  4,840,355       3.42 to  27.25
      Grants................................................  1,018,465       8.85 to  32.25
      Options exercised.....................................   (816,239)      3.42 to  26.00
      Forfeited or cancelled................................   (111,695)     14.64 to  26.00
                                                              ---------
    Outstanding at December 31, 1995........................  4,930,886     $ 5.50 to $32.25
                                                              =========

     Performance shares are earned only if specified performance goals are attained during a designated performance cycle. Earned performance shares are paid at the end of the performance cycle in shares of common stock or a combination of cash and shares. Grants of performance shares totaled 100,112 as of December 31, 1995 and none have been paid.

     Exercisable options totaled 3,747,787, 2,756,982 and 2,970,716 at December 31, 1995, 1994 and 1993, respectively. At December 31, 1995, shares of common stock reserved for issuance under all stock incentive plans totaled 11,754,422.

13. RESTRUCTURING CHARGE

     In the first quarter of 1994, a $100 million restructuring charge was recorded related to a comprehensive program designed to allow U. S. Bancorp to become a more efficient, competitive and customer-focused financial institution. The program included staff reductions accomplished through an early retirement opportunity for certain employees, other severance programs and attrition; divestiture of certain business activities; and the consolidation and integration of certain operations and facilities that no longer fit U. S. Bancorp's corporate objectives or the needs of its regional customers. The program called for consolidation of branch operations centers for all states from seven to two, closure of certain branches and other activities.

     The $100 million charge represented the incremental costs that resulted from the restructuring plan. Included in the restructuring charge were $52.4 million of costs associated with enhanced retirement and other benefit programs, $22.6 million of severance benefits, $9.5 million of expenses related to the cost to exit certain

                         U. S. BANCORP AND SUBSIDIARIES

13. RESTRUCTURING CHARGE -- (CONTINUED)
business activities, $7.3 million related to consolidation and integration of facilities, and $8.2 million of other cost reduction expenses related to the program. The restructuring activity is summarized in the table below.

                                                                     FACILITIES
                                                      SEVERANCE     CONSOLIDATION
                                                     OUTPLACEMENT   AND BUSINESS
                                      RETIREMENT      AND OTHER      DIVESTITURE
                                        PLANS          BENEFITS         COSTS       OTHER   TOTAL
                                      ----------     ------------   -------------   -----   ------
                                                             (IN MILLIONS)
Restructuring Provision, March
  1994..............................    $ 48.8          $ 26.2          $16.8       $8.2    $100.0
Utilization for the Period
  Cash..............................         -            14.5            5.8        4.1      24.4
  Noncash...........................      48.8(1)            -            5.7        2.2      56.7
                                         -----           -----          -----       ----    ------
          Total.....................      48.8            14.5           11.5        6.3      81.1
                                         -----           -----          -----       ----    ------
Balance, December 31, 1994..........         -            11.7            5.3        1.9      18.9
Utilization for the Period
  Cash..............................         -            10.7            2.2         .1      13.0
  Noncash...........................         -               -            2.8        1.8       4.6
                                         -----           -----          -----       ----    ------
          Total.....................         -            10.7            5.0        1.9      17.6
                                         -----           -----          -----       ----    ------
Balance, December 31, 1995..........    $    -          $  1.0          $  .3       $  -    $  1.3
                                         =====           =====          =====       ====    ======

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

14. MORTGAGE BANKING ACTIVITIES

     Changes in mortgage loan servicing rights purchased for the last three years were as follows:

                                                                 1995      1994       1993
                                                                 -----     -----     ------
                                                                       (IN MILLIONS)
    Balance, beginning of year.................................  $20.5     $15.7     $ 46.2
    Purchases..................................................    6.5      10.3        9.8
    Sales......................................................      -      (2.8)     (13.5)
    Amortization...............................................   (3.0)     (3.8)      (9.8)
    Hedge reserve..............................................      -       2.0       (2.0)
    Valuation adjustments due to changes in prepayment
      assumptions..............................................   (3.2)      (.9)     (15.0)
                                                                 -----     -----      -----
    Balance, end of year.......................................  $20.8     $20.5     $ 15.7
                                                                 =====     =====      =====

                         U. S. BANCORP AND SUBSIDIARIES

14. MORTGAGE BANKING ACTIVITIES -- (CONTINUED)
     Changes in excess servicing fee receivable for the last three years were as follows:

                                                                   1995     1994      1993
                                                                   ----     -----     -----
                                                                        (IN MILLIONS)
    Balance, beginning of year...................................  $ .3     $ 4.4     $20.9
    Capitalized..................................................     -        .9       4.2
    Sales........................................................     -      (2.8)     (5.6)
    Amortization.................................................   (.3)     (2.0)     (5.4)
    Valuation adjustments due to changes in prepayment
      assumptions................................................     -       (.2)     (9.7)
                                                                    ---      ----      ----
    Balance, end of year.........................................  $  -     $  .3     $ 4.4
                                                                    ===      ====      ====

     The capitalization of excess servicing fee receivable and the amortization and valuation adjustments related to mortgage banking assets are included in mortgage banking income. Mortgage banking income is shown net of certain other expenses in the consolidated statement of income.

     In August 1994, a significant portion of the assets of U. S. Bancorp's subsidiary, U. S. Bancorp Mortgage Company, was sold. The assets sold included $3.6 billion of its $4.3 billion residential mortgage loan servicing portfolio and 50 loan origination offices in 10 states. U. S. Bancorp continues to provide residential mortgage loan servicing through two other subsidiaries and originates mortgage loans through the branches of the bank subsidiaries and a loan by phone program.

15. SHAREHOLDERS' EQUITY

     The 8 1/8 percent Series A Preferred Stock is not redeemable prior to July 23, 1997. On or after such date, the Series A Preferred Stock will be redeemable, in whole or part, at the option of U. S. Bancorp at a liquidating preference of $25 per share plus accrued and unpaid dividends. Under current regulations, U. S. Bancorp may not exercise its option to redeem the Series A Preferred Stock without the prior approval of the Federal Reserve Board. The preferred dividend requirement used in the calculation of earnings per common share was $12.2 million for the years 1995, 1994 and 1993.

     In 1995, West One, before the merger with U. S. Bancorp, called for redemption and retired its 7.75% convertible subordinated debentures. In connection with the redemption, West One purchased in the open market 2.7 million West One common shares (equivalent to 3.9 million U. S. Bancorp common shares) for issuance to the debt holders. In 1994, U. S. Bancorp's Board of Directors approved plans to repurchase up to 6.5 million shares of U. S. Bancorp common stock over a five-year period.

     Financial institutions are subject to risk-based capital guidelines requiring minimum capital levels based on the perceived risk of assets and off-balance sheet instruments. The federal bank regulatory agencies have jointly issued rules which implement a system of prompt corrective action for financial institutions required by FDICIA. The rules define the relevant capital levels for the five categories, ranging from "well-capitalized" to "critically undercapitalized."

     Risk-based capital guidelines issued by the Federal Reserve Board establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures for bank holding companies. U. S. Bancorp's Tier 1 capital is comprised primarily of common equity and perpetual preferred stock, less goodwill and certain other intangibles, and excludes the equity impact of adjusting available for sale securities to market value. Total capital also includes subordinated debt and a portion of the allowance for credit losses, as defined according to regulatory guidelines.

                         U. S. BANCORP AND SUBSIDIARIES

15. SHAREHOLDERS' EQUITY -- (CONTINUED)
     The risk-based capital guidelines have been supplemented by a leverage ratio, defined as Tier 1 capital to adjusted quarterly average total assets. Banking organizations other than those which are most highly rated are expected to maintain ratios at least 100 to 200 basis points above the minimum 3 percent level, depending on their financial condition.

     Each subsidiary bank is subject to capital requirements similar to the requirements for bank holding companies. At December 31, 1995 and 1994, all of
U. S. Bancorp's banking subsidiaries met the risk-based capital ratio and leverage ratio requirements for "well capitalized" banks. The banking subsidiaries' ratios are expected to be maintained at the required levels by the retention of earnings and, if necessary, the issuance of additional capital-qualifying securities.

     The risk-based capital and leverage ratios for U. S. Bancorp are presented as follows:

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                 1995              1994
                                                              -----------       -----------
                                                                     (IN THOUSANDS)
    Total assets as reported................................  $31,794,283       $30,609,108
    Shareholders' equity as reported........................    2,617,053         2,493,054
    Tier 1 capital..........................................    2,418,782         2,312,598
    Total capital...........................................    3,377,927         3,017,058
    Weighted risk assets....................................   28,656,662        26,521,830
    Adjusted quarterly average assets.......................   30,651,822        29,568,331
    Risk-based capital ratios
         Tier 1 capital to weighted risk assets
              Actual........................................         8.44%             8.72%
              Regulatory minimum............................         4.00              4.00
              Well capitalized..............................         6.00              6.00
         Total capital to weighted risk assets
              Actual........................................        11.79%            11.38%
              Regulatory minimum............................         8.00              8.00
              Well capitalized..............................        10.00             10.00
    Leverage Ratio - Tier 1 capital to adjusted average
      assets
              Actual........................................         7.89%             7.82%
              Regulatory minimum............................         4.00              4.00
              Well capitalized..............................         5.00              5.00

16. CONTINGENCIES, COMMITMENTS, CONCENTRATIONS OF CREDIT AND OFF-BALANCE SHEET RISK

  Contingencies

     U. S. Bancorp and certain subsidiaries are defendants in various legal proceedings. Management, after reviewing these actions and proceedings with counsel, believes that the outcome of such proceedings will not have a materially adverse effect upon the consolidated financial position or results of operations of U. S. Bancorp or its subsidiaries.

  Commitments

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination

                         U. S. BANCORP AND SUBSIDIARIES

16. CONTINGENCIES, COMMITMENTS, CONCENTRATIONS OF CREDIT AND OFF-BALANCE SHEET RISK -- (CONTINUED)
clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. U. S. Bancorp evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by U. S. Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include deposits held in financial institutions, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

     Standby letters of credit and financial guarantees written are conditional commitments issued by U. S. Bancorp to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including state and municipal obligations, industrial development revenue bonds, corporate debt, and similar transactions. The credit risk involved in issuing letters of credit and writing financial guarantees is essentially the same as that involved in extending loan facilities to customers. Generally, standby letters of credit and financial guarantees written are not secured, but, when required, collateral may include cash and securities. Approximately 85 percent of standby letters of credit at December 31, 1995 expire in less than five years and 44 percent in less than one year.

     The following table summarizes U. S. Bancorp's credit related financial instruments, which include both commitments to extend credit and letters of credit, each of which is considered in U. S. Bancorp's liquidity risk management practices. For these financial instruments, contract amounts represent credit risk.

                                                                     CONTRACT OR NOTIONAL
                                                                            AMOUNT
                                                                     ---------------------
                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                      1995          1994
                                                                     -------       -------
                                                                     (IN MILLIONS)
    Commitments to extend credit...................................  $15,905       $16,869
    Standby letters of credit and financial guarantees (net of participations of $69 million and $61 million,
      respectively)................................................    1,074           853

  Concentrations of Credit

     Most of U. S. Bancorp's lending activity is with customers located within the Northwest. An economic downturn in the Northwest would likely have a negative impact on U. S. Bancorp's results of operations depending on the severity of the downturn. U. S. Bancorp maintains a diversified portfolio and does not have significant on- or off-balance sheet concentrations of credit risk in any one industry.

  Off-Balance Sheet Risk

     In the normal course of business, U. S. Bancorp uses financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. Such contracts are nonspeculative in nature. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees, options related to customer accommodations, interest rate swaps, and futures and foreign exchange contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The contract or notional amounts of interest rate swaps, futures, foreign exchange contracts and options related to customer accommodations do not represent the credit or interest rate risk associated with these contracts, but rather give an indication of the volume of the transactions. Unless noted otherwise, U. S. Bancorp does not require collateral or other security to support financial instruments with off-balance sheet credit risk.

                         U. S. BANCORP AND SUBSIDIARIES

16. CONTINGENCIES, COMMITMENTS, CONCENTRATIONS OF CREDIT AND OFF-BALANCE SHEET RISK -- (CONTINUED)
     Credit risk is defined as the possibility of sustaining a loss due to the failure of a counterparty to perform in accordance with the terms of the contract. U. S. Bancorp's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, for the commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. U. S. Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     Interest rate derivative financial instruments are used to reduce the interest rate risk of a specific asset or liability position or to adjust a specific interest rate exposure that is identified by asset/liability management monitoring processes. Income or expense on most derivative financial instruments used to manage interest rate exposure is recorded on an accrual basis as an adjustment to the yield of the related interest rate exposures over the period covered by the contracts. Any financial instruments that do not qualify as hedges are marked-to-market with resulting gains and losses recognized in the statement of income.

  Derivative Financial Instruments Held or Issued for Customer Accommodation or Trading Purposes

     The amounts disclosed below represent the end-of-period contract or notional amounts and fair value of derivatives held or issued for customer accommodation or trading purposes, the average aggregate fair values during the year of those instruments and the associated credit exposures. Those amounts reflect the netting of offsetting transactions only to the extent that they could be offset under master netting agreements with various counterparties. Fair values are based upon the estimated amounts that U. S. Bancorp would receive (pay) to terminate the contracts as of reporting dates. Dealer quotes and/or present value techniques, where dealer quotes are not available, have been used for computing fair values. U. S. Bancorp's credit exposure resulting from interest rate and foreign exchange contracts held for trading purposes is limited to the current fair value of contracts with unrealized gains.

                                                                DECEMBER 31,
                                      -----------------------------------------------------------------
                                        CONTRACT OR
                                         NOTIONAL                             AVERAGE         CREDIT
                                          AMOUNTS         FAIR VALUE        FAIR VALUE       EXPOSURE
                                      ---------------   ---------------   ---------------   -----------
                                       1995     1994     1995     1994     1995     1994    1995   1994
                                      ------   ------   ------   ------   ------   ------   ----   ----
                                                                (IN MILLIONS)
Interest Rate Contracts:
  Purchased options.................  $ 52.0   $ 65.6   $   .2   $  1.9   $   .6   $   .7   $ .2   $1.9
  Written options...................  (110.4)   (76.1)     (.2)    (2.2)     (.6)     (.8)     -      -
  Swaps.............................   237.2    146.3        -        -        -        -    4.3    5.0
     Assets.........................       -        -      4.3      5.0      3.7      3.3      -      -
     Liabilities....................       -        -     (1.5)    (4.3)    (2.1)    (2.3)     -      -
  Futures...........................   693.0    215.7        -        -        -        -      -     .5
     Assets.........................       -        -        -       .5        -       .3      -      -
     Liabilities....................       -        -     (1.3)     (.2)     (.4)     (.2)     -      -
Foreign exchange contracts:.........   144.0    132.6        -        -        -        -    1.8     .8
     Assets.........................       -        -     68.3     61.4     51.7     58.8      -      -
     Liabilities....................       -        -    (75.2)   (70.7)   (49.8)   (67.9)     -      -

     U. S. Bancorp acts as a principal in writing interest rate caps and floors for customers (written options). These interest rate caps and floors enable customers to transfer, modify, or reduce their interest rate risk and obligate one of the parties to make cash payments if an interest rate index exceeds a specified upper "capped" level or if the index falls below a specified lower "floor" level. Written options do not expose U. S. Bancorp to

                         U. S. BANCORP AND SUBSIDIARIES

16. CONTINGENCIES, COMMITMENTS, CONCENTRATIONS OF CREDIT AND OFF-BALANCE SHEET RISK -- (CONTINUED)
credit risk since the counterparty has already performed according to the terms of the contract by paying a premium up front.

     Purchased options represent offsetting positions intended to hedge certain written options for customers. Credit risk exists for purchased options and is measured as the replacement cost in the event of nonperformance by counterparties for those contracts in a gain position, plus an amount for residual credit risk. Normal credit reviews on each counterparty are performed, and exposure to the interest rate risk inherent in these items is managed by entering into offsetting positions or other hedging techniques.

     Cash requirements include the premium paid to purchase such options (premiums are received for options written) and if the option is exercised, the strike price in such contract times the notional amount would be paid to or received from the writer of the option, as appropriate. Interest rate caps and floors have maturities ranging from 1996 to 2000. Net gains realized related to interest rate caps and floors were not significant in 1995, 1994 and 1993.

     Interest rate swaps, with notional amounts totaling $142 million, were entered into as customer accommodations at December 31, 1995. Of this total, $95 million was matched by interest rate swaps with major financial institutions and $47 million were hedged by interest rate futures. Net realized gains related to customer swaps were approximately $1 million in 1995 and were not significant in 1994 and 1993. The current credit exposure on interest rate swaps is the replacement cost in the event of nonperformance by counterparties for those contracts in a gain position. Cash requirements include settling any net amounts due to or from the counterparties.

     Financial futures contracts are contracts for delayed delivery of securities or money market instruments in which the seller agrees to make delivery at a specified future date of a specified instrument, at a specified price or yield. Initial margin requirements are met in cash or other instruments, and changes in the contract values are settled daily. Futures contracts have minimal credit risk because futures exchanges are the counterparties.

     Futures contracts are sold to hedge market price risks of interest rate caps and swaps written for customers. Open contracts at December 31, 1995, had maturities ranging from 1996 to 2005. Market value changes on futures contracts that are designated as trading hedges are recognized in income in the period of change. Realized losses on futures used for hedging trading swaps and options were approximately $1 million in 1995 and were not significant in 1994 and 1993.

     Foreign exchange contracts, consisting of forward and spot commitments to purchase and sell foreign currencies, are agreements for delayed delivery of a foreign currency in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified amount at a specified exchange rate. U. S. Bancorp is party to foreign exchange spot and forward contracts to meet the needs of its customers. Customer transactions are generally covered by offsetting positions to reduce risk arising from fluctuations in exchange rates. Foreign exchange contracts generally relate to major foreign currencies and are highly liquid. The foreign exchange contracts have original terms to maturity of twelve months or less. Credit exposure for foreign exchange contracts is equal to the unrealized gains in such contracts. Realized gains on foreign exchange contracts totaled $5.1 million, $4.2 million, and $3.9 million for 1995, 1994 and 1993, respectively.

                         U. S. BANCORP AND SUBSIDIARIES

16. CONTINGENCIES, COMMITMENTS, CONCENTRATIONS OF CREDIT AND OFF-BALANCE SHEET RISK -- (CONTINUED)
     The table below summarizes, by currency, the contractual amounts of U. S. Bancorp's contracts to either pay or receive U.S. dollars in exchange for foreign currencies:

                                                                         DECEMBER 31, 1995
                                                                      -----------------------
                                                                      PURCHASE        SALES
                                                                      CONTRACTS     CONTRACTS
                                                                      ---------     ---------
                                                                           (IN MILLIONS)
    Currency:
      Canadian Dollars..............................................    $24.0         $18.9
      Japanese Yen..................................................     17.4          17.8
      German Deutschemarks..........................................     16.8          16.8
      British Pounds Sterling.......................................      7.8           7.4
      Spanish Pesetas...............................................      4.9           5.0
      Others........................................................      4.5           2.7
                                                                        -----         -----
    Total...........................................................    $75.4         $68.6
                                                                        =====         =====

  Derivative Financial Instruments Held or Issued for Purposes Other Than
Trading

     U. S. Bancorp also holds or issues derivative instruments for asset/liability management purposes. Its principal objectives are to maximize net interest income while maintaining acceptable levels of interest rate and liquidity risk and to facilitate its funding needs.

     The amounts disclosed below represent the end of period contract or notional amounts of derivatives held or issued for purposes other than trading and the associated credit exposures for each class of instrument.

                                                                    DECEMBER 31,
                                                       ---------------------------------------
                                                       CONTRACT OR NOTIONAL         CREDIT
                                                              AMOUNTS              EXPOSURE
                                                       ---------------------     -------------
                                                         1995         1994       1995     1994
                                                       --------     --------     ----     ----
                                                                    (IN MILLIONS)
    Hedges of interest rate risk on assets and
      liabilities:
      Financial futures..............................  $      -     $  722.9     $  -     $  -
      Interest rate swaps............................   1,467.5      1,220.5      8.1       .3
      Purchased options..............................         -        100.0        -        -
    Hedges of mortgage banking loan sales
      transactions:
      Forward sales..................................  $   51.9     $    7.8     $  -     $  -
      Purchased options..............................       3.0          2.0        -        -

     In 1994, futures contracts were purchased to hedge market price risks of variable rate loans and liabilities that were not covered by swap positions. Futures contracts were also sold to hedge market price risk of mortgage-backed securities in the available for sale securities portfolio and certain securities held for trading purposes. Unrealized losses at December 31, 1994 arising from the use of futures totaled $4.6 million. Gains and losses on futures contracts designated as non-trading hedges are deferred and amortized to income over the life of the instrument hedged.

     Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Interest rate swaps are principally used to hedge interest rate risk related to London Interbank Offering Rate (LIBOR)-based floating rate loans and variable rate liabilities such as certificates of deposit and term funds purchased. One interest rate swap with a notional amount of $500 million, which matures in 1999, requires payment of prime less 2.535% and receipt of the three-month LIBOR with caps, which increases 25 basis points per quarter. Inherent in the value of the swap are gross unrealized gains totaling $8.0 million and $.3 million and gross unrealized losses totaling $6.6 million and $37.9 million at December 31, 1995 and 1994, respectively.

                         U. S. BANCORP AND SUBSIDIARIES

16. CONTINGENCIES, COMMITMENTS, CONCENTRATIONS OF CREDIT AND OFF-BALANCE SHEET RISK -- (CONTINUED)
     If an interest rate swap or futures contract that is used to manage interest rate risk is terminated early and the hedged asset or liability remains, any resulting gain or loss is deferred and amortized as an adjustment to the yield of the underlying interest rate exposure position over the remaining period originally covered by the terminated swap or futures contract. Deferred losses on the early termination of interest rate swaps used to manage interest rate risk totaled $391 thousand as of December 31, 1995. Deferred losses on the termination of futures contracts used to manage interest rate risk totaled $2.2 million at December 31, 1995. These deferred amounts are scheduled to be amortized into income as follows:

                                   YEAR                             SWAPS       FUTURES
        ----------------------------------------------------------  -----       -------
                                                                      (IN THOUSANDS)
        1996......................................................  $149        $   463
        1997......................................................   138            231
        1998......................................................   104            231
        1999......................................................     -            232
        2000 and thereafter.......................................     -          1,062
                                                                    ----         ------
          Total...................................................  $391        $ 2,219
                                                                    ====         ======

     Gains and losses on derivative contracts such as futures, forward delivery commitments and foreign exchange commitments that qualify as hedges of anticipated transactions are deferred and are amortized into income over the term of the completed transaction which it hedged.

     In conjunction with U. S. Bancorp's mortgage loan operations, mortgage-backed securities and mortgage loans are sold for delivery in future months, and over-the-counter options on mortgage-backed securities are purchased to hedge closed mortgage loans and to hedge interest rate guarantee commitments for unclosed mortgage loans. Net positions are valued at the lower of cost or market. Gains or losses are recognized upon settlement of the forward sale contracts based on the difference between the net sales proceeds and the net carrying value of the loans sold. The option premium paid, which represents loss exposure, is amortized over the life of the option. These forward commitments and options are short-term in duration. Gross unrealized losses in the value of these forward commitments and options were $614 thousand at December 31, 1995. Gross unrealized gains were $791 thousand at December 31, 1994.

                         U. S. BANCORP AND SUBSIDIARIES

16. CONTINGENCIES, COMMITMENTS, CONCENTRATIONS OF CREDIT AND OFF-BALANCE SHEET RISK -- (CONTINUED)
Other disclosures about derivatives

     The table below summarizes by notional amounts the annual maturities for each major category of swaps entered into for both trading and nontrading purposes as of December 31, 1995, based on the then current rates in effect. The variable rate instruments are primarily LIBOR based.

                                                            INSTRUMENTS EXPECTED TO MATURE IN
                                         ------------------------------------------------------------------------
                                                                                              2001 AND
                                          1996      1997       1998       1999      2000       AFTER       TOTAL
                                         ------     -----     ------     ------     -----     --------     ------
                                                                      (IN MILLIONS)
Pay fixed rate.........................  $ 11.5     $26.8     $    -     $  6.0     $14.0      $ 45.8      $104.1
  Weighted average pay rate............    8.48%     4.75%         -       4.96%     5.09%       6.27%
  Weighted average receive rate........    7.26      5.40          -       5.38      5.38        5.41
Receive fixed rate.....................  $486.8     $59.1     $123.5     $ 45.9     $22.2      $ 63.1      $800.6
  Weighted average pay rate............    5.51%     5.49%      5.55%      6.26%     5.37%       5.48%
  Weighted average receive rate........    6.96      6.16       6.51       6.31      6.13        6.04
Pay and receive variable rates.........  $300.0     $   -     $    -     $500.0     $   -      $    -      $800.0
  Weighted average pay rate............    5.19%        -          -       5.97%        -           -
  Weighted average receive rate........    5.73         -          -       5.25         -           -

17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts U. S. Bancorp could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Potential tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

     Cash and Short-Term Investments. For short-term instruments, including cash and due from banks, interest-bearing deposits with banks and federal funds sold and security resale agreements, the carrying amount is a reasonable estimate of fair value.

     Securities and Equity Investments. For securities held to maturity, available for sale, or for trading purposes, fair value equals quoted market price or dealer quotes. If quoted market price is not available, fair value is estimated using quoted market prices for similar securities with like maturities, interest rate and type.

     The fair value of $45 million and $44 million at December 31, 1995 and 1994, respectively, of various investments in limited partnership equity investments was not available through market sources, and was not practicable to estimate. In such cases, fair value indicated was equal to carrying value.

     Loans. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial, including foreign, real estate, including residential mortgage and

                         U. S. BANCORP AND SUBSIDIARIES

17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED) construction, consumer and bank card. Each loan category is further segregated by fixed and variable rate, performing and nonperforming categories. For variable rate loans, carrying value approximates fair value. Fair value of fixed rate loans is calculated by discounting contractual cash flows.

     For performing fixed rate loans, the discount rate is estimated using the rates currently offered for loans of similar characteristics which reflect the credit and interest rate risk inherent in the loan. Performing loans include certain loans that are internally classified largely due to weakening financial strength of the borrowers or concern about specific industries. These loans have been specifically provided for in the allowance for credit losses. The fair value of these loans is shown net of this allocated allowance. Consumer and bank card loans have no allocated allowance since they are charged-off upon becoming 120 and 180 days past due, respectively. The fair value of performing fixed rate loans, except for performing residential mortgage loans and consumer loans, is calculated by discounting contractual cash flows. For performing residential mortgage and consumer loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates. Acceleration of the payment of principal is based on the monthly cash flow yield as compared to the discount rate. The prepayment estimates are based upon internal historical data for consumer loans, and market prepayment history for mortgage-backed securities with similar characteristics for real estate mortgage loans.

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

     Fair value for significant nonperforming loans is primarily based on recent internal estimates or external appraisals. Fair value for smaller nonperforming loans is not readily available through market sources as there are no quoted market prices. It is not practicable to estimate the fair value of these nonperforming loans because of the significant cost. These nonperforming loans were carried on the balance sheet at $29 million and $40 million at December 31, 1995 and 1994, respectively.

     The fair value estimate for bank card loans does not include the value that relates to estimated cash flows from possible future loans generated from existing cardholders over the remaining life of the portfolio.

     Deposit Liabilities. The fair value of deposits with no stated maturity, such as noninterest-bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of December 31, 1995 and 1994. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value does not include the benefit that results from the low cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

     Short- and Long-Term Debt. For federal funds purchased and security repurchase agreements, commercial paper and other short-term borrowings, the carrying amount is a reasonable estimate of fair value because of the relatively short period of time between the origination of the instrument and its expected realization.

     The fair value of medium-term notes and underwritten senior and subordinated debt is calculated based on the discounted value of the contractual cash flows. The discount rate used is the result of the implied

                         U. S. BANCORP AND SUBSIDIARIES

17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED) treasury forward rates plus a risk premium. The risk premium was the difference between the rates currently offered for newly issued notes and the treasury yield curve at December 31, 1995 and 1994.

     Acceptances and Other Assets and Liabilities. The carrying amount of financial instruments in these classifications is a reasonable estimate of fair value due to their short-term nature. These classifications are not presented in the table.

     Preferred Stock. The fair value of U. S. Bancorp's preferred stock is its quoted market price.

                         U. S. BANCORP AND SUBSIDIARIES

17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)
     The estimated fair values of U.S. Bancorp's financial instruments at December 31, 1995 and 1994 are presented below. Bracketed amounts in the carrying value columns represent either reduction of asset accounts, liabilities, or commitments representing potential cash outflows. Bracketed amounts in the fair value columns represent estimated cash outflows required to currently settle the obligations at current market rates.

                                                                         1995                            1994
                                                              ---------------------------     ---------------------------
                                                               CARRYING          FAIR          CARRYING          FAIR
                                                                AMOUNT           VALUE          AMOUNT           VALUE
                                                              -----------     -----------     -----------     -----------
                                                                                    (IN THOUSANDS)
Financial Assets:
  Cash and short-term investments...........................  $ 2,932,728     $ 2,932,728     $ 2,673,388     $ 2,673,388
  Securities and equity investments.........................    4,569,917       4,647,576       4,694,076       4,626,229
  Loans held for sale.......................................      159,986         159,986         174,167         174,167
  Loans
    Commercial..............................................   11,802,387      11,903,797      10,913,132      10,540,806
    Real estate.............................................    4,310,152       4,441,925       4,141,636       4,126,676
    Consumer................................................    4,672,051       4,741,788       4,549,379       4,408,913
    Bank card...............................................      813,346         813,346       1,060,577       1,060,577
    Allowance for credit losses.............................     (434,508)              -        (387,559)              -
                                                              -----------     -----------     -----------     -----------
    Loans, net..............................................   21,163,428      21,900,856      20,277,165      20,136,972
Financial Liabilities:
  Deposits
    Noninterest-bearing deposits............................   (6,009,728)     (6,009,728)     (5,419,443)     (5,419,502)
    Savings, NOW and interest checking......................   (4,292,811)     (4,292,811)     (4,954,334)     (4,954,334)
    Money market deposit accounts...........................   (5,544,479)     (5,544,479)     (4,742,708)     (4,742,708)
    Time deposits...........................................   (7,417,611)     (7,494,082)     (6,742,704)     (6,541,202)
  Federal funds purchased and security repurchase
    agreements..............................................   (2,731,116)     (2,731,116)     (3,587,664)     (3,587,664)
  Commercial paper..........................................     (176,125)       (176,125)       (171,464)       (171,464)
  Other short-term borrowings...............................     (692,105)       (692,105)       (515,730)       (515,730)
  Long-term debt............................................   (1,377,021)     (1,422,361)     (1,244,190)     (1,254,990)
  Preferred stock...........................................     (150,000)       (153,000)       (150,000)       (141,000)
Off-Balance Sheet Financial Instruments:
  Commitments to extend credit, standby letters of credit
    and commercial letters of credit........................            -         (15,903)              -         (14,709)
  Interest rate swaps
    On-balance sheet asset..................................        2,412          12,327           1,865           5,299
    On-balance sheet liability..............................         (825)         (8,070)         (1,376)        (42,272)
  Financial futures contracts
    On-balance sheet asset..................................          152               -             542               -
    On-balance sheet liability..............................          (49)              -          (4,837)              -
  Foreign exchange contracts
    On-balance sheet asset..................................        1,735          68,305             739          61,397
    On-balance sheet liability..............................       (1,715)        (75,206)           (932)        (70,673)
  Purchased and written options
    On-balance sheet asset..................................            -             168               -           1,874
    On-balance sheet liability..............................          645            (168)            952          (2,152)

     Off-Balance Sheet Financial Instruments. The amounts shown under carrying value represent accruals, deferred gains or losses, and margin requirements arising from the related unrecognized financial instruments. Fair values for U.
S. Bancorp's off-balance sheet instruments are based on quoted market prices (futures); current settlement value (foreign exchange contracts and forwards); deferred fees (loan commitments); or, if

                         U. S. BANCORP AND SUBSIDIARIES

17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED) there are no relevant comparables, on pricing models or formulas using current assumptions (interest rate swaps and options).

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

                         U. S. BANCORP AND SUBSIDIARIES

18. U. S. BANCORP (PARENT COMPANY ONLY) SUMMARY FINANCIAL INFORMATION

                                 BALANCE SHEET

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1995           1994
                                                                  ----------     ----------
                                                                       (IN THOUSANDS)
                                            ASSETS
    Cash........................................................  $    4,006     $      897
    Federal funds sold and security resale agreements...........           -         65,225
    Other short-term investments................................           -         13,909
    Securities available for sale, at fair value (cost:
      1995 -- $105,907; 1994 -- $68,615)........................     105,879         66,105
    Loans
      Banking subsidiaries......................................     481,000        258,109
      Nonbank subsidiaries......................................      37,659        138,285
      Other.....................................................      14,827         17,928
                                                                  ----------     ----------
         Total loans............................................     533,486        414,322
    Investment in subsidiaries
      Banking...................................................   2,709,039      2,616,818
      Nonbank...................................................      47,686         44,786
    Other equity investments....................................     110,989        124,284
    Other assets................................................     417,642        294,043
                                                                  ----------     ----------
                                                                  $3,928,727     $3,640,389
                                                                  ==========     ==========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
    Commercial paper............................................  $  176,125     $  171,454
    Other short-term borrowings.................................      40,000         40,000
    Other liabilities...........................................     254,182        234,490
    Long-term debt..............................................     841,367        701,391
                                                                  ----------     ----------
    Total liabilities...........................................   1,311,674      1,147,335
    Shareholders' equity........................................   2,617,053      2,493,054
                                                                  ----------     ----------
                                                                  $3,928,727     $3,640,389
                                                                  ==========     ==========

                         U. S. BANCORP AND SUBSIDIARIES

18. U. S. BANCORP (PARENT COMPANY ONLY) SUMMARY FINANCIAL
INFORMATION -- (CONTINUED)
                              STATEMENT OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1995          1994          1993
                                                          ---------     ---------     ---------
                                                                     (IN THOUSANDS)
REVENUES
Dividends from subsidiaries
  Banking -- cash.......................................  $ 275,448     $ 245,545     $ 199,727
  Banking -- noncash....................................     38,535           250           745
  Nonbanking -- cash....................................      2,827         3,051         5,562
  Nonbanking -- noncash.................................          -           254        23,257
Interest from subsidiaries
  Banking...............................................     23,706        23,187        21,767
  Nonbank...............................................      7,657         9,156         9,700
Other interest..........................................      9,776         7,432         7,636
Equity investment income (loss).........................     (6,673)       (5,432)       26,940
Trading account gains (losses)..........................          -        (1,379)         (473)
Other noninterest revenues..............................      2,024         2,431         1,691
                                                          ---------     ---------     ---------
     Total revenues.....................................    353,300       284,495       296,552
                                                          ---------     ---------     ---------
EXPENSES
Employee compensation and benefits......................     98,517        91,016        91,194
Interest expense........................................     69,338        71,921        81,936
Merger and integration costs............................     45,627             -             -
Restructuring charge....................................          -        36,589             -
Other operating expenses................................    124,767       127,616       102,698
Less intercompany charges for services..................   (144,532)     (151,056)     (135,144)
                                                          ---------     ---------     ---------
Net expenses............................................    193,717       176,086       140,684
                                                          ---------     ---------     ---------
Income before income taxes and equity in undistributed
  income of subsidiaries................................    159,583       108,409       155,868
Income tax benefit......................................    (38,311)      (46,781)      (26,387)
                                                          ---------     ---------     ---------
Income before equity in undistributed income of
  subsidiaries..........................................    197,894       155,190       182,255
Equity in undistributed income (loss) of subsidiaries
  Banking...............................................    119,352       112,334       184,142
  Nonbank(1)............................................     11,725       (12,858)      (25,261)
                                                          ---------     ---------     ---------
NET INCOME..............................................  $ 328,971     $ 254,666     $ 341,136
                                                          =========     =========     =========

---------------
(1) The equity in undistributed loss of subsidiaries includes dividends paid in excess of current year earnings for certain subsidiaries.

                         U. S. BANCORP AND SUBSIDIARIES

18. U. S. BANCORP (PARENT COMPANY ONLY) SUMMARY FINANCIAL
INFORMATION -- (CONTINUED)
                            STATEMENT OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------------
                                                                                   1995          1994          1993
                                                                                 ---------     ---------     ---------
                                                                                            (IN THOUSANDS)
Operating Activities
  Net income...................................................................  $ 328,971     $ 254,666     $ 341,136
  Adjustments to reconcile net income to cash used in operating activities:
    Undistributed earnings of subsidiaries.....................................   (131,077)      (99,476)     (158,881)
    Noncash dividends included in undistributed earnings of subsidiaries.......    (38,535)         (504)      (24,002)
    Depreciation and amortization..............................................     34,028        39,795        31,067
    Noncash portion of merger/restructuring charges............................     35,580        21,952             -
    Net (gain) loss on sale of equity investments..............................      8,345         5,875       (28,359)
    Net (gain) loss on sale of securities available for sale...................       (935)         (172)           11
    Loss on sale of trading securities.........................................          -         1,379           473
    Net (gain) loss on sale of premises and equipment..........................      2,668          (218)          (96)
    Change in trading account securities.......................................          -        22,263         2,108
    Change in other assets.....................................................    (27,993)       20,474       (12,682)
    Change in other liabilities................................................      9,257       (24,824)      106,648
                                                                                 ---------     ---------     ---------
Net cash provided by operating activities......................................    220,309       241,210       257,423
                                                                                 ---------     ---------     ---------
Investing Activities
  Change in other short-term investments, maturities less than 90 days.........     13,909          (800)       (5,347)
  Proceeds from maturities of securities held to maturity......................          -             -        30,450
  Purchase of securities held to maturity......................................          -             -       (41,016)
  Proceeds from sale of securities available for sale..........................    135,872        73,164         6,128
  Purchase of securities available for sale....................................   (156,044)      (95,301)       (3,416)
  Proceeds from sales of equity investments....................................      8,369           987        99,446
  Purchase of equity investments...............................................    (24,388)       (8,262)      (22,339)
  Principal collected on loans to subsidiaries and others......................    535,136       379,626       387,440
  Loans made to subsidiaries and others........................................   (653,037)     (170,542)     (421,442)
  Equity contributed to subsidiaries...........................................    (20,699)      (24,828)      (45,449)
  Proceeds from sales of premises and equipment................................      5,606         3,386         3,483
  Purchase of premises and equipment...........................................    (15,040)      (50,372)      (51,199)
  Acquisitions, net of cash and cash equivalents...............................          -            64             -
                                                                                 ---------     ---------     ---------
Net cash provided by (used in) investing activities............................   (170,316)      107,122       (63,261)
                                                                                 ---------     ---------     ---------
Financing Activities
  Net change in short-term borrowings..........................................      2,902         5,446         8,210
  Proceeds from issuance of long-term debt.....................................    396,436             -       210,925
  Repayment of long-term debt..................................................   (206,797)     (167,200)     (343,289)
  Dividends paid...............................................................   (145,301)     (128,151)     (112,965)
  Proceeds from issuance of common stock.......................................     16,449        20,484        61,080
  Repurchase of common stock...................................................   (175,798)      (57,102)            -
                                                                                 ---------     ---------     ---------
Net cash used in financing activities..........................................   (112,109)     (326,523)     (176,039)
                                                                                 ---------     ---------     ---------
Net change in cash and cash equivalents........................................    (62,116)       21,809        18,123
Cash and cash equivalents at beginning of year.................................     66,122        44,313        26,190
                                                                                 ---------     ---------     ---------
Cash and cash equivalents at end of year.......................................  $   4,006     $  66,122     $  44,313
                                                                                 =========     =========     =========
Supplemental disclosures:
Cash paid during the period for:
  Interest.....................................................................  $  66,073     $  74,204     $  83,880
  Income taxes.................................................................    190,058       151,431       121,712
Non-cash investing activities:
  Noncash equity contributed to subsidiaries...................................  $   4,389     $  28,113     $  23,249
  Transfer from securities held to maturity and other equity investments to
    securities available for sale..............................................          -             -       125,912
  Fair value adjustment to securities available for sale.......................         29         8,025        10,587
  Income tax effect related to fair value adjustment...........................         13         3,340         4,305

                         U. S. BANCORP AND SUBSIDIARIES

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          1995                                        1994
                                        -----------------------------------------   -----------------------------------------
                                           4          3          2          1          4          3          2          1
                                        --------   --------   --------   --------   --------   --------   --------   --------
                                                                   (IN MILLIONS, EXCEPT PER SHARE)
Interest income.......................  $  606.0   $  608.8   $  595.9   $  581.8   $  558.8   $  530.6   $  506.5   $  478.5
Interest expense......................     254.8      252.0      249.7      236.6      212.4      188.3      176.0      162.0
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net interest income...................     351.2      356.8      346.2      345.2      346.4      342.3      330.5      316.5
Provision for credit losses...........      51.4       24.0       25.1       23.6       29.4       37.6       29.4       23.7
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net interest income after provision
  for credit losses...................     299.8      332.8      321.1      321.6      317.0      304.7      301.1      292.8
Gain on sale of operations and
  loans...............................        .8        3.0        4.6         .5        1.1       52.2        8.5        1.1
Other noninterest revenues............     124.4      133.5      135.0      122.9      120.7      112.5      128.1      128.5
                                        --------   --------   --------   --------   --------   --------   --------   --------
Total noninterest revenues............     125.2      136.5      139.6      123.4      121.8      164.7      136.6      129.6
Restructuring charge..................         -          -          -          -          -          -          -      100.0
Merger and integration costs..........      90.4        4.8        3.7          -          -          -          -          -
Other noninterest expenses............     296.0      286.4      304.1      305.4      304.8      343.8      325.8      330.7
                                        --------   --------   --------   --------   --------   --------   --------   --------
Total noninterest expenses............     386.4      291.2      307.8      305.4      304.8      343.8      325.8      430.7
                                        --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) before income taxes.....      38.6      178.1      152.9      139.6      134.0      125.6      111.9       (8.3)
Provision (benefit) for income
  taxes...............................      17.2       64.0       54.2       44.8       40.9       35.8       34.6       (2.8)
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net income (loss).....................  $   21.4   $  114.1   $   98.7   $   94.8   $   93.1   $   89.8   $   77.3   $   (5.5)
                                        ========   ========   ========   ========   ========   ========   ========   ========
Net income (loss) as previously
  reported............................  $   21.4   $   81.2   $   70.0   $   66.5   $   65.9   $   62.7   $   51.3   $  (28.4)
Effect of merger......................         -       32.9       28.7       28.3       27.2       27.1       26.0       22.9
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net income............................  $   21.4   $  114.1   $   98.7   $   94.8   $   93.1   $   89.8   $   77.3   $   (5.5)
                                        ========   ========   ========   ========   ========   ========   ========   ========
Per common share
  Earnings per share as previously
    reported..........................  $    .13   $    .79   $    .68   $    .65   $    .63   $    .60   $    .49   $   (.32)
  Effect of merger....................         -       (.06)      (.05)      (.05)      (.04)      (.03)         -        .27
                                        --------   --------   --------   --------   --------   --------   --------   --------
  Earnings (loss) per share...........  $    .13   $    .73   $    .63   $    .60   $    .59   $    .57   $    .49   $   (.05)
                                        ========   ========   ========   ========   ========   ========   ========   ========
  Dividends declared(1)...............  $    .28   $    .28   $    .25   $    .25   $    .25   $    .25   $    .22   $    .22
                                        ========   ========   ========   ========   ========   ========   ========   ========
U.S. Bancorp common stock
  High................................  $     36   $ 29 1/2   $ 27 3/4   $ 26 3/4   $ 25 7/8   $ 28 1/8   $ 28 5/8   $ 28 5/8
  Low.................................    28 3/8     23 7/8     23 1/2         22     22 1/8     25 1/4     24 1/2     23 1/2
  Close...............................    33 3/8     28 1/4         24         26     22 5/8     25 1/2     25 7/8     25 1/4
Average daily reported trading volume
  for the quarter.....................   597,078    403,029    507,413    232,339    321,213    308,236    381,603    561,597

---------------

(1) Dividends per share are based on historical U. S. Bancorp common cash dividends paid.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

                INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

     The information required by Item 10, Directors and Executive Officers of the Registrant, is incorporated herein by reference to U. S. Bancorp's definitive Proxy Statement dated March 11, 1996 ("Proxy Statement"), pages 1-5, under the headings "Voting Securities and Principal Shareholders" and "Proposal 1: Election of Directors" or appears under the heading "Executive Officers of the Registrant" on pages 8-10 of this report. The information required by Item 11, Executive Compensation, is incorporated herein by reference to the Proxy Statement, pages 7-14 and 18 under the headings "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation." The information required by Item 12, Security Ownership of Certain Beneficial Owners and Management, is incorporated herein by reference to the Proxy Statement, pages 1-3 under the heading "Voting Securities and Principal Shareholders." The information required by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Proxy Statement, pages 18-19, under the heading "Transactions with U. S. Bancorp."

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

(a) 3.

     Exhibits are listed in the Exhibit Index beginning on page 89 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under Item 10, "Executive Compensation Plans and Arrangements and Other Management Contracts," in the
Exhibit Index.

(b) Reports on Form 8-K:

     Amendment No. 1 to current report on Form 8-K dated December 26, 1995 was filed on February 6, 1996, reporting under Items 5 and 7 financial statements of West One Bancorp and pro forma financial information relating to the merger of West One Bancorp with and into U. S. Bancorp.

     Current report on Form 8-K dated January 31, 1996 was filed on February 21, 1996, reporting under Item 5 consolidated operating results for the month of January 1996, following consummation of the merger of West One Bancorp with and into U.S. Bancorp.

     Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          U. S. BANCORP
                                          (Registrant)

Date: March 11, 1996                      By:     /s/  GERRY B. CAMERON

                                            ------------------------------------
                                                      Gerry B. Cameron
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March, 1996.

                  SIGNATURE                                         TITLE
---------------------------------------------    --------------------------------------------
  PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:
            /s/  GERRY B. CAMERON                           Chairman of the Board
---------------------------------------------                        and
              Gerry B. Cameron                             Chief Executive Officer
 PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:
            /s/  STEVEN P. ERWIN                           Executive Vice President
---------------------------------------------                        and
               Steven P. Erwin                             Chief Financial Officer
OTHER DIRECTORS:
                HARRY BETTIS*                                      Director
---------------------------------------------
                Harry Bettis
           CAROLYN SILVA CHAMBERS*                                 Director
---------------------------------------------
           Carolyn Silva Chambers
             FRANKLIN G. DRAKE*                                    Director
---------------------------------------------
              Franklin G. Drake
              ROBERT L. DRYDEN*                                    Director
---------------------------------------------
              Robert L. Dryden
                JOHN B. FERY*                                      Director
---------------------------------------------
                John B. Fery
                                                                   Director
---------------------------------------------
              Joshua Green III
              DANIEL R. NELSON*                                    Director
---------------------------------------------
              Daniel R. Nelson
               ALLEN T. NOBLE*                                     Director
---------------------------------------------
               Allen T. Noble

                  SIGNATURE                                         TITLE
---------------------------------------------    --------------------------------------------
              PAUL A. REDMOND*                                     Director
---------------------------------------------
               Paul A. Redmond
             N. STEWART ROGERS*                                    Director
---------------------------------------------
              N. Stewart Rogers
            BENJAMIN R. WHITELEY*                                  Director
---------------------------------------------
            Benjamin R. Whiteley
        *By /s/ D. V. BOARD
---------------------------------------------
                 D. V. Board
              Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBITS
--------
    3.1    Restated Articles of Incorporation, U. S. Bancorp, as amended, incorporated by reference to Exhibit 4.2 to the registrant's Registration Statement on Form S-4 (No.
           33-62067) (the "Form S-4").
    3.2    Bylaws, U. S. Bancorp, as amended and restated February 15, 1996.
      4    The registrant has incurred long-term indebtedness as to which the amount involved is less than 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.
     10    Executive Compensation Plans and Arrangements and Other Management Contracts
   10.1    U. S. Bancorp 1985 Stock Option and SAR Plan, as amended, incorporated by reference to Exhibit 10.2 to the registrant's annual report on Form 10-K for 1993.
   10.2    U. S. Bancorp Deferred Compensation Plan for Non-Employee Directors, as amended effective November 16, 1995.
   10.3    Second Amendment and Restatement of U. S. Bancorp Executive Annual Incentive Plan
           effective December 20, 1995.
   10.4    Second Amendment and Restatement of U. S. Bancorp Management Annual Incentive Plan
           effective January 2, 1996.
   10.5    U. S. Bancorp Amended and Restated Supplemental Benefits Plan.
   10.6    Registration Rights Agreement between U. S. Bancorp and certain shareholders of
           Peoples Ban Corporation, incorporated by reference to Exhibit 2(B) to the registrant's report on Form 8-K dated June 16, 1987 (File No. 0-3505).
   10.7    Peoples Ban Corporation Deferred Compensation Agreement with Joshua Green III, incorporated by reference to Exhibit (10)(N) to the registrant's annual report on
           Form 10-K for 1987 (File No. 0-3505).
   10.8    Description of Retirement Benefits of Joshua Green III, incorporated by reference to
           Exhibit 10.6 to the registrant's quarterly report on Form 10-Q for the quarter ended
           June 30, 1993.
   10.9    Copy of resolutions of the Board of Directors of U. S. Bancorp adopted February 17,
           1994, relating to the Executive Management Committee of U. S. Bancorp, incorporated by reference to Exhibit 10.12 to the registrant's annual report on Form 10-K for
           1993.
  10.10    Form of Director Indemnification Agreement entered into between U. S. Bancorp and
           Messrs. Bettis, Cameron, Chambers, Drake, Dryden, Fery, Green, Nelson, Noble,
           Redmond, Rogers, and Whiteley, incorporated by reference to Exhibit 19 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1988.
  10.11    Second Amendment and Restatement of U. S. Bancorp 1990 Non-Employee Director Stock
           Option Plan, incorporated by reference to Exhibit 10.2 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1993, and as amended by the First
           Amendment thereto, incorporated by reference to Exhibit 10.2 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1994.
  10.12    U. S. Bancorp 1991 Executive Deferred Compensation Plan, First Restatement, as
           amended effective November 16, 1995.
  10.13    Change in Control Agreement with Gerry B. Cameron dated June 23, 1995.
  10.14    Form of Change in Control Agreement with certain other executive officers of the registrant, including Messrs. Duim, Hatfield and Saunders, incorporated by reference to Exhibit 19B to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1991.

EXHIBITS
--------
  10.15    U. S. Bancorp Deferred Compensation Trust Agreement effective January 1, 1990, incorporated by reference to Exhibit (10)(U) to the registrant's annual report on
           Form 10-K for 1991.
  10.16    U. S. Bancorp 1993 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1993.
  10.17    Third Amendment and Restatement of U. S. Bancorp 1993 Stock Incentive Plan effective
           February 15, 1996.
  10.18    Description of health insurance premium reimbursement plan for U. S. Bancorp directors, incorporated by reference to Exhibit 10.18 to the registrant's annual report on Form 10-K for 1994.
  10.19    U. S. Bancorp 1995 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1995.
  10.20    U. S. Bancorp Performance Cash Award Plan effective January 1, 1996.
  10.21    Employment Agreement with Robert D. Sznewajs dated January 4, 1996.
  10.22    Employment Agreement with Daniel R. Nelson dated May 5, 1995, incorporated by reference to Exhibit 10.3 to the Form S-4.
  10.23    Employment Agreement with Robert J. Lane dated May 5, 1995, incorporated by reference to Exhibit 10.4 to the Form S-4.
  10.24    Employment Agreement with Dwight V. Board dated May 5, 1995.
   12.1    U. S. Bancorp and Subsidiaries Computation of Ratios of Consolidated Earnings to
           Fixed Charges.
   12.2    U. S. Bancorp and Subsidiaries Capital Ratios.
   12.3    U. S. Bancorp and Subsidiaries Computation of Ratios on a Before Accounting Change
           Basis.
     21    Subsidiaries of the registrant.
   23.1    Consent of Deloitte and Touche LLP with respect to financial statements of the registrant.
   23.2    Consent of Coopers & Lybrand L.L.P. with respect to financial statements of West One
           Bancorp.
     24    Power of attorney of certain officers and directors.
     27    Financial Data Schedule.