Form 10-Q
period 1996-03-31
US BANCORP /OR/
filed 1996-05-15
CIK 101542

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                                        Yes   X      No
                                             ---         ---
Number of shares of Common Stock, par value $5, outstanding at April 30, 1996:
150,276,264 shares.

================================================================================

                                  U. S. BANCORP

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION



                                                                                                                    PAGE
                                                                                                                    ----

             Item 1.      Financial Statements
                          Consolidated Balance Sheet.......................................................          3
                          Consolidated Statement of Income.................................................          5
                          Consolidated Statement of Cash Flows.............................................          7
                          Consolidated Statement of Changes in Shareholders' Equity                                  9
                          Notes to Financial Statements....................................................          10

             Item 2.      Management's Discussion and Analysis of
                               Financial Condition and Results of Operations ..............................          12



PART II - OTHER INFORMATION

                                                                                                                    PAGE
                                                                                                                    ----
             Item 4.      Submission of Matters to a Vote of Security Holders..............................          23
             Item 6.      Exhibits and Reports on Form 8-K.................................................          23


Signatures.................................................................................................          24
Exhibit Index..............................................................................................          25


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         U. S. BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET





                                                                       March 31,         December 31,        March 31,
(In Thousands)                                                           1996                1995               1995
- --------------                                                           ----                ----               ----
                                                                     (Unaudited)                             (Unaudited)

ASSETS
Cash and due from banks                                             $  2,012,320        $  2,416,209        $  1,785,945
Interest-bearing deposits with banks                                       1,247               1,294               1,218
Federal funds sold and security resale agreements                        700,921             506,408             170,893
Other short-term investments                                              13,801               8,817               6,420
Trading account securities                                               148,804             279,656             159,724
Loans held for sale                                                      153,198             159,986             398,806
Securities available for sale, at fair value (amortized cost:
  $2,993,751, $3,259,095 and $2,412,769, respectively)                 2,979,697           3,276,723           2,389,401
Securities held to maturity, at amortized cost (fair value:
  $848,438, $885,695 and $1,893,675, respectively)                       834,805             865,126           1,917,984
Loans and lease financing, net of unearned income
  Commercial                                                          12,093,429          11,746,095          11,128,445
  Foreign                                                                 30,838              56,293              87,869
  Real estate construction                                               882,405             833,013             832,333
  Real estate mortgage                                                 3,507,270           3,477,118           3,386,326
  Consumer                                                             5,490,349           5,485,383           5,327,441
  Lease financing                                                      1,263,426           1,187,373             992,711
                                                                    ------------        ------------        ------------
    Total loans and lease financing                                   23,267,717          22,785,275          21,755,125
Allowance for credit losses                                             (442,147)           (434,508)           (389,359)
                                                                    ------------        ------------        ------------
Net loans and lease financing                                         22,825,570          22,350,767          21,365,766
Premises, furniture and equipment                                        629,514             633,836             663,268
Other real estate and equipment owned                                     46,616              37,212              29,366
Customers' liability on acceptances                                      329,113             306,648             314,913
Other assets                                                             881,639             951,601             891,969
                                                                    ------------        ------------        ------------
                                                                    $ 31,557,245        $ 31,794,283        $ 30,095,673
                                                                    ============        ============        ============






See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)


                                                 March 31,         December 31,          March 31,
                                                   1996                1995               1995
(In Thousands)                                     ----                ----               ----
- --------------                                 (Unaudited)                             (Unaudited)


LIABILITIES
Deposits
  Noninterest-bearing deposits                 $  5,397,487        $  6,009,728       $  5,076,850
  NOW accounts and interest checking              2,662,517           2,709,155          2,698,398
  Savings                                         1,556,676           1,583,656          1,996,474
  Money market deposit accounts                   5,764,494           5,544,479          4,919,372
  Consumer time                                   5,737,173           5,685,290          5,562,859
  Time - $100,000 or more                         2,108,350           1,732,321          1,438,803
                                               ------------        ------------       ------------
                                                 23,226,697          23,264,629         21,692,756

Federal funds purchased and security
  repurchase agreements                           2,643,535           2,731,116          2,665,598
Commercial paper                                    176,392             176,125            177,599
Other short-term borrowings                         530,257             692,105            960,890
Long-term debt                                    1,354,437           1,377,021          1,159,652
Acceptances outstanding                             329,113             306,648            314,913
Other liabilities                                   657,817             629,586            547,578
                                               ------------        ------------       ------------
  Total liabilities                              28,918,248          29,177,230         27,518,986

SHAREHOLDERS' EQUITY
Preferred stock                                     150,000             150,000            150,000
Common stock                                        750,861             752,962            761,371
Capital surplus                                     323,756             347,836            445,946
Retained earnings                                 1,424,469           1,356,907          1,235,101
Net unrealized gain (loss) on securities
  available for sale, net of tax                    (10,089)              9,348            (15,731)
                                               ------------        ------------       ------------
     Total shareholders' equity                   2,638,997           2,617,053          2,576,687
                                               ------------        ------------       ------------
                                               $ 31,557,245        $ 31,794,283       $ 30,095,673
                                               ============        ============       ============



See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                                        First Quarter Ended
(In Thousands)                                               March 31,
- --------------                                      -------------------------
                                                      1996              1995
                                                      ----              ----
                                                            (Unaudited)
INTEREST INCOME
Loans and lease financing, including fees           $ 527,939        $ 508,173
Securities held to maturity                            10,999           28,857
Securities available for sale                          48,380           34,699
Loans held for sale                                     3,248            3,638
Trading account securities                              3,103            2,125
Interest-bearing deposits
  and other short-term investments                      6,320            4,352
                                                    ---------        ---------
    Total interest income                             599,989          581,844
                                                    ---------        ---------

INTEREST EXPENSE
Deposits                                              189,812          163,222
Short-term borrowings                                  38,303           53,644
Long-term debt                                         23,635           19,700
                                                    ---------        ---------
    Total interest expense                            251,750          236,566
                                                    ---------        ---------

NET INTEREST INCOME                                   348,239          345,278
Provision for credit losses                            30,132           23,573
                                                    ---------        ---------
Net interest income after
  provision for credit losses                         318,107          321,705

NONINTEREST REVENUES
Service charges on deposit accounts                    46,963           48,091
Bank card revenue, net                                 18,384           17,550
Trust and investment management                        17,187           15,907
Exchange fees                                           9,707           10,342
Insurance revenue                                       5,135            5,074
Mortgage banking income, net                            8,347            2,598
Other operating revenue                                25,148           21,205
Equity investment income                               10,454            2,276
Gain (loss) on sale of securities
  available for sale                                    3,385              (80)
Gain (loss) on sale of operations                        (144)             473
                                                    ---------        ---------
    Total noninterest revenues                      $ 144,566        $ 123,436
                                                    ---------        ---------

See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (CONTINUED)


                                                        First Quarter Ended
(In Thousands, Except Per Share Data)                         March 31,
- -------------------------------------                   -------------------

                                                        1996           1995
                                                        ----           ----
                                                            (Unaudited)
NONINTEREST EXPENSES
Employee compensation and benefits                    $150,971       $152,845
Net occupancy expense                                   20,689         21,232
Equipment rentals, depreciation
  and maintenance                                       30,656         31,434
Stationery, supplies and postage                        14,820         15,729
Regulatory agency fees                                   2,516         13,749
Advertising and marketing                                8,067          8,795
Telecommunications                                       7,789          8,122
Other operating expense                                 43,338         53,669
Merger and integration costs                             8,380           --
                                                      --------       --------
    Total noninterest expenses                         287,226        305,575
                                                      --------       --------

Income before income taxes                             175,447        139,566
Provision for income taxes                              62,533         44,750
                                                      --------       --------
NET INCOME                                            $112,914       $ 94,816
                                                      ========       ========

Net income applicable to
  common shareholders                                 $109,867       $ 91,769
Per common share:
  Net income                                              $.73           $.60
  Cash dividends declared                                  .28            .25
Average number of common
  shares outstanding                                   150,815        152,230



See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                                 First Quarter Ended
(In Thousands)                                                                         March 31,
                                                                               ---------------------------
                                                                                 1996               1995
                                                                                 ----               ----
                                                                                       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $ 112,914        $  94,816
Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation, amortization and accretion                                      36,027           31,633
    Provision for credit losses                                                   30,132           23,573
    Noncash portion of merger and integration costs                                5,891             --
    Equity investment income                                                     (10,117)          (2,180)
    (Gain) loss on sales of securities available for sale                         (3,385)             118
    Gain on sales of securities held to maturity                                    --                (38)
    Gain on sales of trading securities                                           (2,664)          (3,967)
    Net gain on sales of loans and property                                       (1,630)          (2,763)
    Net gain on sales of mortgage loan servicing rights                           (2,800)            --
    Change in loans held for sale                                                 (1,004)        (230,879)
    Change in trading account securities                                         134,048          (17,156)
    Change in deferred loan fees, net of amortization                              4,856            1,748
    Change in accrued interest receivable                                         16,527            4,405
    Change in accrued interest payable                                             3,530           11,318
    Change in other assets and liabilities, net                                   74,478           47,061
                                                                               ---------        ---------
             Net cash provided by (used in) operating activities                 396,803          (42,311)
                                                                               ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-earning
  deposits of nonbank subsidiaries                                                   878            2,601
Purchase of interest-earning deposits by nonbank subsidiaries                     (3,461)          (1,967)
Net decrease in investments in interest-
  earning deposits by banking subsidiaries                                        (2,354)             (74)
Proceeds from maturities of securities held to maturity                           29,928           73,556
Proceeds from sales of securities held to maturity                                  --              3,223
Purchase of securities held to maturity                                             --             (8,817)
Proceeds from maturities of securities available for sale                        285,554          198,693
Purchase of securities available for sale                                       (311,412)        (239,361)
Proceeds from sale of securities available for sale                              287,573          193,363
Proceeds from sales of equity investments                                         14,017              990
Purchase of equity investments                                                    (2,317)          (7,498)
Principal collected on loans by nonbank subsidiaries                               8,705          188,520
Loans made to customers by nonbank subsidiaries                                   (8,777)        (199,026)
Net increase in loans by banking subsidiaries                                   (519,327)        (124,076)
Proceeds from sales of loans                                                        --              3,226
Proceeds from sales of premises and equipment                                      2,081            1,716
Purchase of premises and equipment                                               (23,014)         (15,512)
Proceeds from sale of foreclosed assets                                            9,299           12,865
Proceeds from sale of mortgage loan servicing rights                                 686             --
Purchase of mortgage loan servicing rights                                          --             (1,327)
Acquisitions/dispositions, net of cash and cash equivalents                         --             11,389
                                                                               ---------        ---------
             Net cash provided by (used in) investing activities                (231,941)          92,484
                                                                               ---------        ---------



See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (CONTINUED)



                                                                                        First Quarter Ended
(In Thousands)                                                                               March 31,
- --------------                                                                    -------------------------------
                                                                                     1996               1995
                                                                                     ----               ----
                                                                                            (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                                (37,932)          (165,768)
Net change in short-term borrowings                                                  (249,162)          (685,764)
Proceeds from issuance of long-term debt                                                5,002            222,036
Repayment of long-term debt                                                           (27,711)           (91,442)
Proceeds from issuance of stock                                                        10,731              3,082
Common stock repurchased                                                              (36,914)            (2,352)
Dividends paid                                                                        (38,252)           (35,667)
                                                                                  -----------        -----------
Net cash used in financing activities                                                (374,238)          (755,875)
                                                                                  -----------        -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                              (209,376)          (705,702)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      2,922,617          2,662,540
                                                                                  -----------        -----------
CASH AND CASH EQUIVALENTS AT PERIOD END                                           $ 2,713,241        $ 1,956,838
                                                                                  ===========        ===========

 Supplemental disclosures:
 Cash paid during the period for:
        Interest                                                                  $   248,219        $   225,360
        Income taxes                                                                   17,539              2,239
 Non-cash investing activities:
        Transfer from loans to loans held for sale                                       --              243,647
        Transfer from loans held for sale to loans                                     12,392              7,519
        Transfer from loans to other real estate owned                                 21,529             13,272
        Fair value adjustment to securities available for sale                         31,682             40,008
        Income tax effect related to fair value adjustment                             11,550             13,774





See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                 First Quarter Ended
(In Thousands)                                                        March 31,
- --------------                                            ------------------------------
                                                              1996               1995
                                                              ----               ----
                                                                     (Unaudited)


Shareholders' equity at beginning of period               $ 2,617,053        $ 2,493,054
Net income                                                    112,914             94,816
Stock options exercised, dividends reinvested and
  other transactions                                           10,731              3,712
Repurchase of common stock                                    (36,914)            (2,352)
Common stock issued to redeem subordinated debt                  --                  154
Preferred dividends declared                                   (3,047)            (3,047)
Common dividends declared                                     (42,303)           (32,640)
Change in net unrealized gain (loss) on securities,
  net of tax                                                  (19,437)            22,990
                                                          -----------        -----------
Shareholders' equity at end of period                     $ 2,638,997        $ 2,576,687
                                                          ===========        ===========




See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

         The consolidated financial statements of U. S. Bancorp include the accounts of U. S. Bancorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited and should be read in conjunction with the 1995 Form 10-K of U. S. Bancorp and Subsidiaries. A summary of U. S. Bancorp's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in U. S. Bancorp's 1995 Form 10-K. In the opinion of management, all adjustments (comprised of normal recurring accruals) necessary for a fair presentation of the interim financial statements have been included.

         The major banking subsidiaries of U. S. Bancorp include United States National Bank of Oregon (U. S. Bank of Oregon), U. S. Bank of Washington, N.A., West One Bank, Washington, West One Bank, Idaho, U. S. Bank of California,
U. S. Bank of Nevada and U. S. Bank of Utah.

2. Commitments and Contingent Liabilities

         In the normal course of business there are various commitments and contingent liabilities to extend credit and guarantees, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions. Such commitments and contingent liabilities include commitments to extend credit of $17.0 billion, $15.9 billion and $14.5 billion and standby letters of credit of $1.2 billion, $1.1 billion and $940 million at March 31, 1996, December 31, 1995 and March 31, 1995, respectively.

3. Recently Issued Accounting Pronouncements

         Effective January 1, 1996, U. S. Bancorp adopted three recently issued Statements of Financial Accounting Standards (SFAS). The standards and their impact on U. S. Bancorp are described below.

         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" addresses the accounting for the impairment of long-lived assets, such as premises, furniture and equipment, certain identifiable intangibles and goodwill related to those assets. Long-lived assets and certain identifiable intangibles are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of the future cash flows (undiscounted and without interest charges expected from the use of the asset and its eventual disposition) is less than the carrying amount of the asset. The Statement also requires that long-lived assets and identifiable intangibles, except for assets of a discontinued operation held for disposal, be accounted for at the lower of cost or fair value less cost to sell. This Statement did not have a material effect on U. S. Bancorp's financial condition, results of operations, cash flows or related disclosures.

         SFAS No. 122, "Accounting for Mortgage Servicing Rights," an amendment of SFAS No. 65 requires that U.S. Bancorp recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. Previously, only purchased servicing rights were capitalizable as an asset, whereas internally originated servicing rights were expensed. The Statement also requires that capitalized excess servicing receivables be assessed for impairment based on fair value. This Statement did not have a material impact on U. S. Bancorp's financial condition, results of operations, cash flows or related disclosures.

         SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock and stock appreciation rights. The Statement defines a "fair value based method" of accounting for employee stock options and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation for those plans using the "intrinsic value based method" under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion No. 25).

         Most U. S. Bancorp stock options have no intrinsic value at grant date, and under Opinion No. 25 no compensation cost is recognized for them. Compensation cost is recognized for other types of stock-based compensation plans under Opinion No. 25, including plans with variable, usually performance-based, features. SFAS No. 123 requires that an employer's financial statements include certain disclosures about stock-based compensation arrangements regardless of the method used to account for them. An employer that continues to apply the accounting provisions of Opinion No. 25 will disclose pro forma amounts that reflect the difference between compensation cost, if any, included in net income and the related cost measured by the fair value based method, including tax effects, that would have been recognized in the income statement if the fair value based method had been used. U. S. Bancorp will continue to apply Opinion No. 25 in accounting for stock-based compensation plans.

4. Acquisitions

         In February 1996, U. S. Bancorp announced the signing of a definitive agreement for U. S. Bancorp to acquire California Bancshares, Inc. (CBI), the holding company for a multi-bank, 38-branch commercial banking operation serving the east San Francisco Bay Area and the central valley of northern California. Under the terms of the agreement, which is subject to approval by regulators and the CBI shareholders, CBI will be merged into U. S. Bancorp, and each share of CBI common stock will be converted into .95 shares of U. S. Bancorp common stock. The total value of the transaction is approximately $327 million, based on the market price of U. S. Bancorp common stock over a reasonable period of time before and after the companies reached agreement on the common stock exchange ratio. The transaction will be accounted for as a purchase and is anticipated to be completed in the second or third quarter of 1996.

         At March 31, 1996, CBI had total assets of $1.5 billion, deposits of $1.4 billion and stockholders' equity of $133 million.

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

SELECTED FINANCIAL DATA

                                                    First Quarter Ended
                                                        March 31,                    Percent
                                                        ---------
                                                   1996            1995              Change
                                                   ----            ----              ------
                                                        (In Millions, except per share)


EARNINGS
Net interest income                              $  348.2        $  345.3               1%
Provision for credit losses                          30.1            23.6              28
Net income                                          112.9            94.8              19

PER COMMON SHARE
Net income                                       $    .73        $    .60              22%
Cash dividends declared                               .28             .25              12
Book value                                          16.57           15.94               4
Average common shares outstanding, (000's)        150,815         152,230              (1)
Period-end shares outstanding, (000's)            150,171         152,274              (1)

FINANCIAL RATIOS
Return on average common equity                     17.67%          15.66%
Return on average assets                             1.46            1.29
Overhead ratio                                      57.02           63.49
Net interest margin (1)                              5.19            5.41
Leverage capital ratio                               7.97            8.09
Risk-based capital ratios
  Tier 1 capital                                     8.25            8.90
  Total capital                                     11.52           11.52

PERIOD-END BALANCES
Loans                                            $ 23,268        $ 21,755               7%
Interest-earning assets                            28,100          26,800               5
Assets                                             31,557          30,096               5
Deposits                                           23,227          21,693               7
Long-term debt                                      1,354           1,160              17
Common shareholders' equity                         2,489           2,427               3
Preferred stock                                       150             150              --
Full-time equivalent
  employees                                        14,089          14,617              (4)

AVERAGE BALANCES
Loans                                            $ 22,950        $ 21,736               6%
Interest-earning assets                            27,792          26,692               4
Assets                                             31,124          29,885               4
Deposits                                           23,150          21,577               7
Common shareholders' equity                         2,501           2,376               5
- ----------
(1) Tax-equivalent basis.


RESULTS OF OPERATIONS

OVERVIEW

         To facilitate the discussion of its results of operations, in the table on the next page, U. S. Bancorp presents an additional analysis of performance to supplement the accompanying consolidated statement of income and balance sheet. This additional analysis of performance should not be viewed as a substitute for the generally accepted accounting principle-based financial statements previously presented. There are three primary differences between the consolidated statement of income and the operating income analysis that follows. First, the operating income analysis presents the line items in a slightly different order. Second, certain transactions that are nonrecurring or that are not related to what management believes is core business, are not included in noninterest revenues and noninterest expenses in determining operating income. Finally, operating income is also before the provision for credit losses, other real estate owned transactions (OREO) and income taxes. The provision for credit losses is excluded from operating income as its amount is based on the analysis of the required level of the allowance for credit losses and can be subject to fluctuation due to the prevailing level of charge-offs. Management has presented the additional analysis in the belief that it is meaningful to understand the results and trends in operating income separately from nonrecurring transactions, noncore activities, certain provisions and other real estate owned transactions. Due to the format of this presentation, not all line items agree directly to the consolidated financial statements.

         For the first quarter of 1996, net income was $112.9 million, compared with net income of $94.8 million in the first quarter of 1995. Operating income, as defined and presented in the following table, increased 21 percent over the same period a year ago, due to increases in net interest income and noninterest revenues and a reduction in noninterest expenses. The following key highlights compare the first quarter of 1996 with the same period of 1995 unless otherwise noted:

- -        Net income totaled a record $112.9 million, or $.73 per share, an increase of 19 percent from $ 94.8 million, or $.60 per share.

- -        Operating income (income on a tax-equivalent basis before the provision for credit losses, other real estate owned transactions, items determined to be noncore or nonrecurring, and income taxes) of $212.1 million was up 21 percent from $175.0 million.

- -        Net interest margin was 5.19 percent compared with 5.41 percent. The change was largely due to declining yields on interest-earning assets and an increase in the average rates paid on interest-bearing deposits.

- -        Noninterest expenses (before OREO transactions and items determined to be noncore or nonrecurring) of $277.9 million dropped 8 percent from $303.6 million.

- -        Return on average assets improved to 1.46 percent from 1.29 percent, while the return on average common equity rose to 17.67 percent from
         15.66 percent.

- -        The overhead ratio improved to 57 percent from 63 percent.

         The table below presents U. S. Bancorp's operating income analysis for the first quarters of 1996 and 1995. A discussion of the major changes in each key component follows.


OPERATING INCOME ANALYSIS                                          First Quarter Ended
                                                                       March 31,
                                                                -------------------------             Percent
                                                                  1996            1995                 Change
                                                                  ----            ----                 ------
                                                                     (In Thousands)

Net interest income (1)                                        $ 359,170        $ 357,845               --%
Noninterest revenues                                             130,871          120,767                8
Noninterest expenses                                             277,930          303,645               (8)
                                                               ---------        ---------
Operating income (1)                                             212,111          174,967               21
Provision for credit losses                                      (30,132)         (23,573)              28
OREO transactions                                                   (916)             826              N/M
                                                               ---------        ---------
                                                                 181,063          152,220               19
Noncore/nonrecurring items
  Equity investment income                                        10,454            2,276
  Gain (loss) on sale of
    operations and loans                                            (144)             473
  Gain(loss) on sale of securities
    available for sale                                             3,385              (80)
  Merger and integration costs                                    (8,380)            --
  Nonrecurring noninterest
    expense items                                                   --             (2,756)
                                                               ---------        ---------
  Income before income taxes (1)                                 186,378          152,133
  Less tax-equivalent
    adjustment included above                                     10,931           12,567
Provision for income taxes                                        62,533           44,750
                                                               ---------        ---------
Net income                                                     $ 112,914        $  94,816               19%
                                                               =========        =========              ===



(1)   Tax-equivalent basis.
N/M  Not meaningful.








     For detailed information on the items presented as noncore or nonrecurring, refer to the respective discussions of "Noninterest Revenues" and "Noninterest Expenses" that follow.

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



                                                                                            Net
                                                              Interest      Interest     Interest
ANALYSIS OF NET INTEREST INCOME (TAX-EQUIVALENT BASIS)         Income        Expense      Income
                                                               ------        ------       ------
                                                                          (In Millions)

First quarter 1995 as reported                                 $594.4        $236.6       $357.8
Increase (decrease) due to:
  Changes in balances                                            23.7           7.4         16.3
  Changes in rates                                              (12.0)          5.3        (17.3)
  Change due to one more day in 1996                              4.8           2.4          2.4
                                                               ------        ------       ------
First quarter 1996 as reported                                 $610.9        $251.7       $359.2
                                                               ======        ======       ======




         Net interest income on a tax-equivalent basis was $359.2 million, an increase of $1.3 million, over the first quarter of 1995. The net interest margin in the first quarter of 1996 was 5.19 percent compared with 5.41 percent in the same quarter a year ago, and was 5.29 percent in the fourth quarter of 1995.

         The spread between the yield on earning assets and rates paid on interest-bearing liabilities decreased in the first quarter of 1996 compared with first quarter 1995 due to a decline in the yields on interest-earning assets and an increase in rates paid on interest-bearing liabilities. The decrease in net interest income due to rate changes was mostly offset by the favorable impact of higher volumes of commercial and real estate loans and lease financing receivables. Net interest income was also favorably affected by one more day in the first quarter of 1996 compared with the first quarter of 1995.

         Total loans averaged $23.0 billion in the first quarter 1996, an increase of $1.2 billion, or 6 percent, compared with the first quarter a year ago. Average total securities portfolios were $4.0 billion during the first quarter of 1996, an 8 percent decrease from $4.3 billion in first quarter 1995. The decrease is primarily due to the proceeds on maturity of securities used to fund loan growth.

         Average noninterest-bearing deposits increased $301.7 million, or 6 percent, in 1996 compared with 1995. Average interest-bearing deposits in 1996 increased $1.3 billion, or 8 percent, over 1995 primarily due to increases in money market accounts, other time deposits and time deposits of $100,000 or more.


                                                       First Quarter Ended
NET INTEREST MARGIN ANALYSIS                                March 31,
                                                        -----------------
(Tax-equivalent Basis)                                  1996        1995
                                                        ----        ----

Average rate earned on interest-earning assets          8.83%       9.00%
Average rate paid on interest-bearing liabilities       4.52        4.41
                                                        ----        ----
Rate spread                                             4.31%       4.59%
                                                        ====        ====
Net interest margin                                     5.19%       5.41%
                                                        ====        ====

NONINTEREST REVENUES

         Noninterest revenues increased $10.1 million, or 8 percent, in the first quarter of 1996 compared with the first quarter of 1995, excluding revenues associated with noncore/nonrecurring activities identified below. The principal components of noninterest revenue are shown in the table below.




                                                                First Quarter Ended
                                                                      March 31,                     Percent
                                                            -----------------------------
                                                                1996             1995                Change
                                                                ----             ----                ------

                                                                    (In Thousands)

NONINTEREST REVENUES:
Service charges on deposit accounts                           $  46,963        $  48,091               (2)%
Bank card revenue                                                18,384           17,550                5
Trust and investment management                                  17,187           15,907                8
Exchange fees                                                     9,707           10,342               (6)
Insurance revenue                                                 5,135            5,074                1
ATM revenue                                                       5,344            5,001                7
Brokerage and other commissions                                   4,237            2,729               55
Trading account                                                   2,664            4,764              (44)
Mortgage banking income, net                                      8,347            2,598              N/M
Other revenue                                                    12,903            8,711               48
                                                              ---------        ---------
                                                                130,871          120,767                8
                                                              ---------        ---------

Noncore/nonrecurring revenue items:
     Equity investment income                                    10,454            2,276
     Gain (loss) on sale of securities
          available for sale                                      3,385              (80)
     Gain (loss) on sale of
          operations and loans                                     (144)             473
                                                              ---------        ---------
Total noninterest revenues                                    $ 144,566        $ 123,436               17%
                                                              =========        =========             ====





N/M Not meaningful.



         The decrease in service charges is related mainly to a reduction in consumer product services charges. Trust and investment management fees grew 8 percent to $17.2 million, due mainly to the growth in investment advisory services. Funds under management in Qualivest Funds, U. S. Bancorp's proprietary mutual funds, grew 17 percent in the first quarter of 1996 from year-end 1995.

         Brokerage and other commissions grew $1.5 million, or 55 percent, to $4.2 million for the first quarter of 1996 as a result of increased sales volumes for brokerage products. Mortgage banking income increased $5.7 million to $8.3 million in the first quarter of 1996, due mainly to a higher level of mortgage loan originations and related mortgage banking activities. Included in other revenue in the table above in the first quarter of 1996 is $3.2 million of servicing income attributable to the portfolio of affinity credit card receivables sold with an interim servicing agreement in the second quarter of 1995.

         Equity investment income is mainly derived from U. S. Bancorp's investment as a limited partner in several limited partnerships and, to a lesser degree, in venture capital investments. U. S. Bancorp has no control over investment sales activities by the general partners; however, U. S. Bancorp recognized gains of $8.2 million in the first quarter of 1996 related to sales of limited partnership investments. Gains of $2.3 million were recognized on disposition of venture capital investments.

         The available for sale (AFS) securities gains in the first quarter of 1996 reflected the sale of mortgage-backed securities, with subsequent reinvestment of the proceeds in AFS securities, to reduce prepayment risk in this portion of the portfolio.

NONINTEREST EXPENSES


         Noninterest expenses, before noncore/nonrecurring items, decreased 8 percent in the first quarter of 1996 compared with the first quarter of 1995. The principal components of noninterest expense are shown in the following table.



                                                 First Quarter Ended
                                                      March 31,              Percent
                                               ------------------------
                                                 1996            1995         Change
                                                 ----            ----         ------

                                                   (In Thousands)

NONINTEREST EXPENSES:

Employee compensation
  and benefits                                $ 150,971       $ 152,845         (1)%
Net occupancy expense                            20,689          21,232         (3)
Equipment rentals,
  depreciation and
  maintenance                                    30,656          31,434         (2)
Stationery, supplies and
  postage                                        14,820          15,729         (6)
Regulatory agency fees                            2,516          13,749        (82)
Advertising and marketing                         8,067           8,795         (8)
Telecommunications                                7,789           8,122         (4)
Other operating expenses:
  Amortization of intangibles                     3,577           5,607        (36)
  Contract personnel                              4,611           2,348         96
  Other taxes and licenses                        4,086           3,870          6
  Legal and accounting                            2,522           3,342        (25)
  Travel                                          2,411           2,773        (13)
  All other                                      25,215          33,799        (25)
                                              ---------       ---------
                                                277,930         303,645         (8)

Noncore/nonrecurring expense items:
  OREO transactions                                 916            (826)
  Asset write-downs                                --             2,756
  Merger-related costs                            8,380            --
                                              ---------       ---------
Total noninterest expenses                    $ 287,226       $ 305,575         (6)%
                                              =========       =========        ====






        Employee compensation and benefits decreased 1 percent, or $1.9 million for the first quarter of 1996 compared with the same period in the prior year. The decrease in employee compensation and benefits reflected a reduction in the number of full-time equivalent (FTE) employees as a result of the merger with West One Bancorp (West One) and related consolidation of operations. FTE employees decreased from 14,617 at March 31, 1995, to 14,089 at March 31, 1996. Contract personnel expenses increased in the first quarter of 1996 compared with the first quarter of 1995. U.S. Bancorp uses contract personnel to provide flexibility in addressing consolidation and merger integration-related activities.

         Noninterest expenses decreased in most categories of expense in addition to compensation and benefits in the first quarter of 1996 as a result of operational efficiencies achieved through the merger-related consolidation and integration activities. Regulatory agency fees in the first quarter of 1996 decreased 82 percent from the level in the first quarter of 1995 due to the reduction in FDIC deposit insurance premiums. The rate assessed for well-capitalized banks decreased from $.23 to $.04 of FDIC insured deposits at June 1, 1995, and the rate was zero for the first quarter of 1996. Amortization of intangibles declined $2.0 million primarily due to a decrease in intangibles related to affinity credit card portfolios sold in mid-1995.

         The overhead ratio (defined as noninterest expenses as a percentage of tax-equivalent net interest income and noninterest revenues) decreased to 57.0 percent in the first quarter of 1996 from 63.5 percent in the first quarter of 1995 and 65.4 percent as of December 31, 1995. Excluding other real estate owned transactions and noncore/ nonrecurring items, the overhead ratio was 56.7 percent in the first quarter of 1996, 63.4 percent in the first quarter of 1995 and 60.8 percent as of December 31, 1995.

         In connection with the West One merger in the fourth quarter of 1995,
U. S. Bancorp recorded a pre-tax merger and integration cost provision of $98.9 million. An additional $8.4 million of merger-related expenses were incurred during the first quarter of 1996. The merger and integration activity is summarized in the table below.




                                                 Severance,       Facilities
                                               Retention and         and
                                               Other Employee      Account     Professional
                                               Related Costs     Conversions       Fees         Other         Total
                                               -------------     -----------       ----         -----         -----

                                                                     (In Millions)

Provision for merger and integration
  costs, 1995                                     $29.4          $39.6            $13.9         $16.0            $98.9
Utilization for the period
  Cash                                             --               .2             10.6            .5             11.3
  Noncash                                          --              --              --            --               --
                                                  -----          -----            -----         -----            -----
          Total                                    --               .2             10.6            .5             11.3
                                                  -----          -----            -----         -----            -----
Balance, December 31, 1995                         29.4           39.4              3.3          15.5             87.6
Provision for merger and integration
  costs, 1996                                       7.1             .5               .2            .6              8.4
Utilization for the period
  Cash                                             10.6            1.9              3.1           1.4             17.0
  Noncash                                          --              6.0             --             8.3             14.3
                                                  -----          -----            -----         -----            -----
          Total                                    10.6            7.9              3.1           9.7             31.3
                                                  -----          -----            -----         -----            -----
Balance, March 31, 1996                           $25.9          $32.0            $ 0.4         $ 6.4            $64.7
                                                  =====          =====            =====         =====            =====




INCOME TAXES

         The effective tax rates for the three months ended March 31, 1996 and 1995 were 35.6 percent and 32.1 percent, respectively. The increase in the effective tax rate in 1996 was mainly due to the higher level of earnings leading to a corresponding decrease in the proportion of tax-exempt income compared with 1995.

FINANCIAL CONDITION

SECURITIES PORTFOLIOS

         Securities available for sale totaled $3.0 billion at March 31, 1996 compared with $3.3 billion at December 31, 1995 and $2.4 billion at March 31, 1995. Securities held to maturity totaled $835 million at March 31, 1996, compared with $865 million at December 31, 1995 and $1.9 billion at March 31, 1995. Securities in both portfolios may decline moderately in the future as the cash received from maturities may be used to fund loan growth.

         In November of 1995, the Financial Accounting Standards Board (FASB) issued additional implementation guidance regarding the FASB's previously issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The additional guidance allowed business entities a one-time opportunity to reclassify investment securities effective for year-end 1995 financial statements. U. S. Bancorp reclassified $800 million of held to maturity securities to the available for sale category to provide additional flexibility in managing the securities portfolios.

LOAN PORTFOLIO

         Loans outstanding were $23.3 billion, $22.8 billion and $21.8 billion at March 31, 1996, December 31, 1995 and March 31, 1995, respectively. Average loans increased 6 percent from $21.7 billion in the first quarter of 1995 to $23.0 billion in the first quarter of 1996. First quarter 1996 average loans increased at an annualized rate of 7 percent from $22.6 billion in the fourth quarter of 1995. Loan growth was particularly strong in commercial and real estate mortgage loans and lease financing receivables.

LIQUIDITY

         Liquidity is the ability to raise adequate and reasonably priced funds, primarily through deposits, as well as purchased funds and the issuance of debt and equity capital, and is managed through the selection of the asset mix and the maturity mix of liabilities.

         Core deposits, defined as deposits other than time deposits of $100,000 or more, are U. S. Bancorp's primary source of funding and provide a sizable source of relatively stable, low-cost funds. Average core deposits increased to $20.8 billion in the first quarter of 1996, an increase of $104 million from the fourth quarter of 1995.

         Other sources of liquidity include purchased funds, comprised of time deposits over $100,000, federal funds purchased and security repurchase agreements, commercial paper and short-term borrowings. Average purchased funds totaled $5.4 billion in the first three months of 1996, compared with $5.5 billion in the first three months of 1995. A portion of the remaining funding of average total assets came from long-term debt, which averaged $1.4 billion in the first three months of 1996, compared to $1.1 billion in the first three months of 1995.

         U. S. Bancorp's liquidity is enhanced by its accessibility to a diversity of national market sources of funds. At March 31, 1996, U. S. Bancorp had available a total of $1.4 billion in uncommitted borrowing capacities for medium-term notes, subordinated debt, preferred stock and a general liquidity line of credit. The following table summarizes U. S. Bancorp's ratings by major statistical rating agencies at March 31, 1996; such ratings are subject to revision or withdrawal at anytime.


                                              Standard                   Duff            Thomson
                                              & Poor's      Moody's    & Phelps         BankWatch
                                              --------      -------    --------         ---------

Commercial paper ..........................      A-1         P-1           DUFF1+          TBW-1
Senior debt ...............................      A           A2            AA-             A+
Subordinated debt .........................      A-          A3            A+              A
Preferred stock ...........................      BBB+        a2            A               A-



         U. S. Bancorp intends to account for the acquisition of California Bancshares, Inc. using the purchase method of accounting, which will permit U.S. Bancorp to repurchase shares of its common stock from time to time in the open market. Subject to market conditions and other factors, it is anticipated that
U. S. Bancorp will repurchase shares of its common stock approximately equal to the 9.6 million shares to be issued to stockholders of California Bancshares, Inc., and will obtain the funds for the purchase of such shares from a variety of sources, including issuances of debt, asset maturities and sales, and other sources of liquidity.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

         The provision for credit losses for the first quarter of 1996 was $30.1 million compared with $23.6 million for the first quarter of 1995. The higher provision reflected the growth in the loan portfolio, the increase in the ratio of the allowance for credit losses to 1.90 percent of loans from 1.79 percent at March 31, 1995, and a slightly higher level of net charge-offs in the first quarter of 1996.


         Management performs a quarterly analysis to establish the appropriate level of the allowance, taking into consideration such factors as loan loss experience, an evaluation of potential losses in the portfolio, credit concentrations and trends in portfolio volume, maturity, delinquencies and nonaccruals, risks associated with standby letters of credit which guarantee the debt of others and other off-balance sheet commitments, and prevailing and anticipated economic conditions. U. S. Bancorp closely monitors credit risk in its loan portfolio and believes that its credit approval and review processes are effective and operating in accordance with sound banking policy, and that the allowance for credit losses at March 31, 1996 was adequate to absorb potential credit losses inherent in loans, leases, loan commitments and standby letters of credit outstanding at that date.

         U.S. Bancorp continues to evaluate its loan portfolio for impairment as defined by SFAS No. 114, "Accounting for Creditors for Impairment of a Loan," as amended. The total recorded investment in impaired loans was $73.2 million at March 31, 1996, compared with $104.0 million at December 31, 1995. The amount of impaired loans and any associated valuation allowance was not material as to loans outstanding or the balance of the allowance for credit losses as of either date.

         The table below presents the change in the allowance for credit losses for the periods indicated.



                                                First Quarter                           First Quarter
                                                   Ended             Year Ended             Ended
                                                  March 31,         December 31,           March 31,
ALLOWANCE FOR CREDIT LOSSES                         1996                1995                 1995
                                                ------------        ------------         ------------
                                                                     (In Thousands)

Loans (net of unearned income)                  $ 23,267,717        $ 22,785,275         $ 21,755,125
Daily average loans
  (net of unearned income)                      $ 22,950,458        $ 22,164,517         $ 21,735,759

Balance of allowance for credit
  losses at beginning of period                 $    434,508        $    387,559         $    387,559
Dispositions                                            --                (3,137)              (3,392)
Charge-offs
  Commercial                                           8,073              25,912                3,696
  Lease financing                                         47                 716                   41
  Real estate construction                                12                 538                  243
  Real estate mortgage                                   745               6,829                5,914
  Consumer                                            10,721              44,804               10,471
  Bank card                                           11,188              38,094               10,469
                                                ------------        ------------         ------------
                                                      30,786             116,893               30,834
                                                ------------        ------------         ------------
Recoveries

  Commercial                                           2,776              17,710                4,728
  Lease financing                                        173                 593                   62
  Real estate construction                                63               1,955                1,558
  Real estate mortgage                                   293               2,969                  956
  Consumer                                             3,461              13,469                3,434
  Bank card                                            1,527               6,190                1,715
                                                ------------        ------------         ------------
                                                       8,293              42,886               12,453
                                                ------------        ------------         ------------
Net charge-offs                                       22,493              74,007               18,381
Provision for credit losses                           30,132             124,093               23,573
                                                ------------        ------------         ------------
Balance of allowance for credit
  losses at end of period                       $    442,147        $    434,508         $    389,359
                                                ============        ============         ============
Net charge-offs to average loans
  and leases                                            .39%                .33%                 .34%
Allowance for credit losses to
  period-end loans                                     1.90%               1.91%                1.79%
Allowance as a % of
  nonperforming loans                                   432%                336%                 217%

ASSET QUALITY

         During the first quarter of 1996, nonperforming assets as a percentage of loans and foreclosed assets decreased to .64 percent from .73 percent at December 31, 1995, and .96 percent at March 31, 1995. Nonperforming assets totaled $149 million at March 31, 1996, a decrease of $17.6 million from December 31, 1995 and $59.4 million from a year ago. Nonaccrual loans were reduced by principal payments, charge-offs and other transactions totaling $36 million, offsetting new loans placed on nonaccrual during the first three months of 1996 totaling $19 million, for a net decrease of $17 million. While the overall credit quality of the loan portfolio has improved, the total nonaccrual balance may fluctuate from quarter to quarter. U. S. Bancorp anticipates normal fluctuations in the balance of nonaccrual loans as it increases its lending activity and resolves loans currently in the nonaccrual portfolio. The increase in OREO at March 31, 1996 compared with year-end 1995 was due primarily to repossession of commercial real estate properties located in California previously reported as nonaccrual loans.

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



                                                       March 31,      December 31,     March 31,
                                                         1996            1995            1995
                                                       --------        --------        --------
                                                                     (In Thousands)

Nonaccrual loans                                       $101,658        $118,436        $177,517
Restructured loans                                          734          10,996           1,511
Other real estate and equipment owned                    46,616          37,212          29,366
                                                       --------        --------        --------
  Total nonperforming assets                           $149,008        $166,644        $208,394
                                                       ========        ========        ========

Accruing loans past due 90 days or more                $ 31,895        $ 29,968        $ 19,320
                                                       ========        ========        ========

Total nonaccrual and restructured loans as
  a percentage of total loans                               .44%            .57%            .82%
Total nonperforming assets as a percentage
  of loans and foreclosed assets                            .64%            .73%            .96%




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

         Each subsidiary bank is subjected to capital requirements similar to the requirements for bank holding companies. At March 31, 1996, all of U. S. Bancorp's banking subsidiaries met the risk-based capital ratio and leverage ratio requirements for "well-capitalized" banks. The banking subsidiaries' ratios are expected to be maintained at such levels by the retention of earnings and, if necessary, the issuance of additional capital-qualifying securities.

         The risk-based capital and leverage ratios for U. S. Bancorp and its significant bank subsidiaries at March 31, 1996 are presented in the table below:



                                                             Risk-based
                                                           Capital Ratios
                                                       -----------------------
                                    Total                            Total           Leverage
                                    Assets            Tier 1        Capital           Ratio
                                 -------------        ------       ---------         --------
                                 (In Millions)

U.S. Bancorp (Consolidated)         $31,557            8.25%         11.52%           7.97%
Bank Subsidiaries
  U.S. Bank of Oregon                11,977            8.97          10.81            9.64
  U.S. Bank of Washington             7,170            8.32          10.55            9.17
  West One Bank, Washington           2,162            8.88          10.89            7.34
  West One Bank, Idaho                4,506           10.34          11.59            7.42
  U.S. Bank of California             1,909           10.49          12.83            7.66
  U.S. Bank of Nevada                 1,044            9.29          11.91            6.79
  U.S. Bank of Utah                     847           10.67          11.92            7.81




         At March 31, 1996, common shareholders' equity was $2.5 billion. For the first quarter of 1996, average common equity to average total assets increased to 8.04 percent from 7.95 percent for the first quarter of 1995. The quarterly dividend rates were $.28 and $.25 for the first quarter of 1996 and 1995, respectively.

PART II - OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders

U. S. Bancorp held its 1996 annual meeting of shareholders on April 16, 1996. The following directors were elected at the annual meeting to serve until the next annual meeting:



                                                                                         Abstentions and Broker
                                                 For                   Withheld                Non-Votes
                                                 ---                   --------                ---------

Harry Bettis                                 131,224,177                899,099                    0
Gerry B. Cameron                             131,195,486                927,790                    0
Carolyn Silva Chambers                       131,245,593                877,683                    0
Franklin G. Drake                            131,187,844                935,432                    0
Robert L. Dryden                             131,314,822                808,454                    0
John B. Fery                                 131,257,680                865,596                    0
Joshua Green, III                            131,102,743              1,020,533                    0
Daniel R. Nelson                             131,195,263                928,013                    0
Allen T. Noble                               131,163,144                960,132                    0
Paul A. Redmond                              131,310,003                813,273                    0
N. Stewart Rogers                            131,314,380                808,896                    0
Benjamin R. Whiteley                         131,316,915                806,361                    0


The Third Amendment and Restatement of the U. S. Bancorp 1993 Stock Incentive Plan (the "Incentive Plan") was submitted to the shareholders for approval. The Incentive Plan as amended authorizes grants of performance cash awards and restricted stock units, as well other stock-based awards. Additionally, the maximum number of shares subject to options or stock appreciation rights which may be granted to a participant during any five-year calendar period was increased. The Incentive Plan as amended was approved at the annual meeting by the following votes: 95,372,194 for; 32,768,855 against; 2,278,656 abstentions and broker non-votes.

Performance goals under the U.S. Bancorp Executive Annual Incentive Plan and the U.S. Bancorp Performance Cash Award Plan were submitted to the shareholders for approval at the annual meeting, and were approved by the following votes:
118,584,152 for; 7,508,352 against; 2,288,584 abstentions and broker non-votes.

The selection of Deloitte & Touche LLP as independent auditors for the year 1996 was approved at the annual meeting by the following votes: 130,057,103 for; 790,065 against; 1,276,108 abstentions and broker non-votes.

         Item 6.  Exhibits and Reports on Form 8-K

         (a) The exhibits filed herewith are listed in the Exhibit Index on page 25 of this report.

         (b) A report on Form 8-K was filed on March 11, 1996, to report an amendment to the merger agreement with California Bancshares, Inc. to account for the proposed merger by purchase accounting rather than as a pooling-of-interests.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    U. S. BANCORP
                                    (Registrant)

Date:  May 14, 1996                 By:    /s/       STEVEN P. ERWIN
                                        ----------------------------------------
                                    Steven P. Erwin
                                    Executive Vice President and
                                      Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

  Exhibit

         12.1 U. S. Bancorp and Subsidiaries - Computation of Ratios of Consolidated Earnings to Fixed Charges.

         12.2     U. S. Bancorp and Subsidiaries - Capital Ratios.

         27       Financial Data Schedule.