Form 10-Q
period 1996-06-30
US BANCORP /OR/
filed 1996-08-14
CIK 101542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

Number of shares of Common Stock, par value $5, outstanding at July 31, 1996:
154,426,081 shares.

                                  U. S. BANCORP

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                                               PAGE
             Item 1.      Financial Statements
                          Consolidated Balance Sheet....................................          3
                          Consolidated Statement of Income..............................          5
                          Consolidated Statement of Cash Flows..........................          7
                          Consolidated Statement of Changes in Shareholders' Equity.....          9
                          Notes to Consolidated Financial Statements....................         10

             Item 2.      Management's Discussion and Analysis of
                               Financial Condition and Results of Operations............         11


PART II - OTHER INFORMATION


             Item 6.      Exhibits and Reports on Form 8-K..............................         26

Signatures..............................................................................         27
Exhibit Index...........................................................................         28

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         U.S. BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                      June 30,           December 31,         June 30,
(In Thousands)                                                          1996                 1995               1995
                                                                   --------------       -------------      --------------
                                                                    (Unaudited)                             (Unaudited)
ASSETS
Cash and due from banks                                              $  2,104,850        $  2,416,209        $  2,005,718
Interest-bearing deposits with banks                                        1,246               1,294               1,212
Federal funds sold and security resale agreements                         619,578             506,408             303,355
Other short-term investments                                               10,177               8,817               5,438
Trading account securities                                                124,822             279,656             146,830
Loans held for sale                                                       315,713             160,473             106,725
Securities available for sale, at fair value (amortized cost:
     $3,090,495,$3,259,095 and $2,223,123 respectively)                 3,064,160           3,276,723           2,242,130
Securities held to maturity, at amortized cost  (fair value:
     $859,864, $885,695 and $1,853,384, respectively)                     853,650             865,126           1,866,206
Loans and lease financing, net of unearned income
     Commercial                                                        11,900,468          11,413,953          11,215,123
     Foreign                                                               20,747              56,293              74,180
     Real estate construction                                           1,162,568             833,013             867,261
     Real estate mortgage                                               3,881,017           3,808,773           3,712,506
     Consumer                                                           5,642,104           5,485,383           5,423,407
     Lease financing                                                    1,334,106           1,187,373           1,042,587
                                                                     ------------        ------------        ------------
        Total loans and lease financing                                23,941,010          22,784,788          22,335,064
Allowance for credit losses                                              (455,135)           (434,508)           (396,312)
                                                                     ------------        ------------        ------------
Net loans and lease financing                                          23,485,875          22,350,280          21,938,752
Premises, furniture and equipment                                         612,644             633,836             647,418
Other real estate and equipment owned                                      47,465              32,679              29,664
Customers' liability on acceptances                                       403,304             306,648             293,765
Goodwill and core deposit intangible assets                               395,955             190,746             199,350
Other assets                                                              749,998             765,388             719,392
                                                                     ------------        ------------        ------------
                                                                     $ 32,789,437        $ 31,794,283        $ 30,505,955
                                                                     ============        ============        ============


See Notes to Consolidated Financial Statements.

                         U.S. BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (CONTINUED)

                                                 June 30,          December 31,          June 30,
(In Thousands)                                     1996                1995                1995
                                               ------------        ------------        -----------
                                                (Unaudited)                             (Unaudited)
LIABILITIES
Deposits
     Noninterest-bearing deposits              $  5,724,534        $  6,009,728       $  5,254,707
     NOW accounts and interest checking           2,714,810           2,709,155          2,600,439
     Savings                                      1,535,285           1,583,656          1,843,388
     Money market deposit accounts                5,802,190           5,544,479          4,959,587
     Consumer time                                5,791,309           5,685,290          5,687,533
     Time - $100,000 or more                      2,329,467           1,732,321          1,492,316
                                               ------------        ------------       ------------
        Total deposits                           23,897,595          23,264,629         21,837,970

Federal funds purchased and security
     repurchase agreements                        2,359,000           2,731,116          2,624,465
Commercial paper                                    195,758             176,125            232,840
Other short-term borrowings                         933,481             692,105          1,176,528
Long-term debt                                    1,504,284           1,377,021          1,210,206
Acceptances outstanding                             403,304             306,648            293,765
Other liabilities                                   611,514             629,586            544,851
                                               ------------        ------------       ------------
        Total liabilities                        29,904,936          29,177,230         27,920,625

SHAREHOLDERS' EQUITY
Preferred stock                                     150,000             150,000            150,000
Common stock                                        778,103             752,962            745,420
Capital surplus                                     470,021             347,836            381,293
Retained earnings                                 1,504,034           1,356,907          1,298,007
Net unrealized gain (loss) on securities
     available for sale, net of tax                 (17,657)              9,348             10,610
                                               ------------        ------------       ------------
        Total shareholders' equity                2,884,501           2,617,053          2,585,330
                                               ------------        ------------       ------------
                                               $ 32,789,437        $ 31,794,283       $ 30,505,955
                                               ============        ============       ============


See Notes to Consolidated Financial Statements.

                         U.S. BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                     Second Quarter Ended               Six Months Ended
                                                          June 30,                          June 30,
                                                ---------------------------        ---------------------------
                                                   1996             1995              1996             1995
                                                ----------       ----------        ----------       ----------
(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans and lease financing, including fees         $541,389         $524,527        $1,069,328       $1,032,700
Securities available for sale                       45,239           34,603            93,619           69,302
Securities held to maturity                         10,988           27,999            21,987           56,856
Loans held for sale                                  3,472            3,465             6,720            7,103
Trading account securities                           2,037            2,750             5,140            4,875
Interest-bearing deposits
     and other short-term investments                6,127            2,558            12,447            6,910
                                                ----------       ----------        ----------       ----------
        Total interest income                      609,252          595,902         1,209,241        1,177,746
                                                ----------       ----------        ----------       ----------

INTEREST EXPENSE
Deposits                                           187,342          176,479           377,154          339,701
Short-term borrowings                               38,965           52,617            77,268          106,261
Long-term debt                                      22,677           20,653            46,312           40,353
                                                ----------       ----------        ----------       ----------
        Total interest expense                     248,984          249,749           500,734          486,315
                                                ----------       ---- ------        ----------       ----------

NET INTEREST INCOME                                360,268          346,153           708,507          691,431
Provision for credit losses                         26,510           25,162            56,642           48,735
                                                ----------       ----------        ----------       ----------
Net interest income after
     provision for credit losses                   333,758          320,991           651,865          642,696

NONINTEREST REVENUES
Service charges on deposit accounts                 48,099           47,989            95,062           96,080
Bank card revenue, net                              14,703           18,718            33,087           36,268
Trust and investment management                     18,918           17,853            36,105           33,760
Exchange fees                                       10,541           11,020            20,248           21,362
Insurance revenue                                    6,685            5,773            11,820           10,847
Mortgage banking income, net                         4,952            5,449            13,299            8,047
Other operating revenue                             27,508           23,260            52,656           44,465
Gain on sale of operations and loans                25,778            4,634            25,634            5,107
Equity investment income (loss)                      7,641           (1,801)           18,095              475
Gain on sale of securities
     available for sale                              1,010            1,622             4,395            1,542
Gain on sale of premises                                --            5,063                --            5,063
                                                ----------       ----------        ----------       ----------
     Total noninterest revenues                   $165,835         $139,580        $  310,401       $  263,016
                                                ----------       ----------        ----------       ----------



See Notes to Consolidated Financial Statements.

                          U.S. BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                   (CONTINUED)

                                           Second Quarter Ended           Six Months Ended
                                                June 30,                      June 30,
                                       -------------------------     -------------------------
                                          1996           1995           1996           1995
                                       ----------     ----------     ----------     ----------
(In Thousands, Except Per Share Data)
NONINTEREST EXPENSES
Employee compensation and benefits       $159,126       $146,171       $310,097       $299,016
Net occupancy expense                      19,038         21,286         39,727         42,518
Equipment rentals, depreciation
     and maintenance                       30,125         33,298         60,781         64,732
Stationery, supplies and postage           15,729         15,436         30,549         31,165
Regulatory agency fees                      2,846         13,538          5,362         27,287
Advertising and marketing                   8,081          9,522         16,148         18,317
Telecommunications                          8,331          8,591         16,120         16,713
Other operating expense                    48,082         52,072         91,420        105,741
Merger and integration costs                9,798          3,750         18,178          3,750
Business consolidation costs                   --          4,000             --          4,000
                                         --------       --------       --------       --------
     Total noninterest expenses           301,156        307,664        588,382        613,239
                                         --------       --------       --------       --------

Income before income taxes                198,437        152,907        373,884        292,473
Provision for income taxes                 71,375         54,186        133,908         98,936
                                         --------       --------       --------       --------
Net income                               $127,062       $ 98,721       $239,976       $193,537
                                         ========       ========       ========       ========

Net income applicable to
     common shareholders                 $124,015       $ 95,674       $233,882       $187,443
Per common share:
     Net income                          $    .82       $    .63       $   1.55       $   1.23
     Cash dividends declared                  .28            .25            .56            .50
Average number of common
     shares outstanding                   151,898        151,121        151,356        151,672



See Notes to Consolidated Financial Statements.

                         U.S. BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Six Months Ended
                                                                              June 30,
                                                                    ---------------------------
                                                                       1996             1995
                                                                    ----------       ----------
(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $ 239,976        $ 193,537
Adjustments to reconcile net income to net cash
   provided by operating activities
      Depreciation, amortization and accretion                          79,389           65,206
      Provision for credit losses                                       56,642           48,935
      Equity investment income                                         (16,532)            (114)
      Gain on sales of securities available for sale                    (4,395)          (1,507)
      Gain on sales of securities held to maturity                          --              (35)
      Gain on sales of trading securities                               (7,433)          (6,987)
      Net gain on sales of loans and property                           (4,082)         (20,501)
      Net gain on sales of mortgage loan servicing rights               (2,900)          (1,680)
      Change in loans held for sale                                   (155,927)          55,625
      Change in trading account securities                             163,496             (346)
      Change in deferred loan fees, net of amortization                  7,912            2,727
      Change in accrued interest receivable                             21,478           (1,156)
      Change in accrued interest payable                               (21,678)          22,733
      Change in other assets and liabilities, net                        5,340            1,406
                                                                     ---------        ---------
           Net cash provided by operating activities                   361,286          357,843
                                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-earning
   deposits of nonbank subsidiaries                                      3,190            6,305
Purchase of interest-earning deposits by nonbank subsidiaries           (5,774)          (5,375)
Net decrease in investments in interest-
   earning deposits by banking subsidiaries                              1,272            2,993
Proceeds from maturities of securities held to maturity                 57,952          157,027
Proceeds from sales of securities held to maturity                          --            3,424
Purchase of securities held to maturity                                     --          (42,613)
Proceeds from maturities of securities available for sale              575,428          329,117
Purchase of securities available for sale                             (405,766)        (715,209)
Proceeds from sale of securities available for sale                    297,670          716,917
Proceeds from sales of equity investments                               25,181              968
Purchase of equity investments                                          (2,793)          (9,470)
Principal collected on loans by nonbank subsidiaries                   721,547          431,741
Loans made to customers by nonbank subsidiaries                       (870,268)        (518,264)
Net increase in loans by banking subsidiaries                         (488,567)        (650,660)
Proceeds from sales of loans                                                --           11,538
Proceeds from sales of premises and equipment                           31,053           30,464
Purchase of premises and equipment                                     (48,635)         (43,306)
Proceeds from sale of foreclosed assets                                 19,842           22,246
Proceeds from sale of mortgage loan servicing rights                       686            1,680
Purchase of mortgage loan servicing rights                                  --           (4,663)
Acquisitions/dispositions, net of cash and cash equivalents           (131,911)          11,389
                                                                     ---------        ---------
           Net cash used in investing activities                      (219,893)        (263,751)
                                                                     ---------        ---------


See Notes to Consolidated Financial Statements.

                         U.S. BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)

                                                                        Six Months Ended
                                                                             June 30,
                                                                  -----------------------------
                                                                     1996               1995
                                                                  ----------         ----------
(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                               (97,314)           (20,226)
Net change in short-term borrowings                                 (111,107)          (231,820)
Proceeds from issuance of long-term debt                             379,650            263,844
Repayment of long-term debt                                         (252,637)          (300,282)
Proceeds from issuance of stock                                       15,136              5,545
Common stock repurchased                                            (197,897)           (93,248)
Dividends paid                                                       (75,413)           (71,372)
                                                                 -----------        -----------
    Net cash used in financing activities                           (339,582)          (447,559)
                                                                 -----------        -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                             (198,189)          (353,467)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     2,922,617          2,662,540
                                                                 -----------        -----------
CASH AND CASH EQUIVALENTS AT PERIOD END                           $2,724,428        $ 2,309,073
                                                                 ===========        ===========

 Supplemental disclosures:
 Cash paid during the period for:
    Interest                                                      $  524,105        $   463,749
    Income taxes                                                     121,770             92,745
 Noncash investing activities:
    Transfer from loans to loans held for sale                            --            253,475
    Transfer from loans held for sale to loans                        12,392              8,186
    Fair value adjustment to securities available for sale            43,769             82,408
    Income tax effect related to fair value adjustment                16,764             33,077
    Transfer from loans to other real estate owned                    52,269             27,357
    Transfer from premises to other real estate owned                 11,866              1,546


See Notes to Consolidated Financial Statements.

                         U.S. BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                 Six Months Ended
                                                                     June 30,
                                                          ------------------------------
                                                             1996                1995
                                                          ----------          ----------
(In Thousands)
Shareholders' equity at beginning of period                $2,617,053         $2,493,054
Net income                                                    239,976            193,537
Common stock issued in acquisition                            324,535                 --
Stock options exercised, dividends reinvested and
     other transactions                                        20,689              6,034
Common stock repurchased                                     (197,897)           (93,248)
Common stock issued to redeem subordinated debt                    --              7,526
Preferred dividends declared                                   (6,094)            (6,094)
Common dividends declared                                     (86,756)           (64,810)
Change in net unrealized gain (loss) on securities,
     net of tax                                               (27,005)            49,331
                                                          -----------        -----------
Shareholders' equity at end of period                      $2,884,501         $2,585,330
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

    Certain reclassifications of 1995 amounts were made in order to conform to the 1996 presentation, none of which affect previously reported net income.

    The major banking subsidiaries of U. S. Bancorp include United States National Bank of Oregon (U. S. Bank of Oregon), U. S. Bank of Washington, N.A.,
U. S. Bank of Idaho (fka West One Bank, Idaho), U. S. Bank of California, U. S. Bank of Nevada and U. S. Bank of Utah.


 2. Acquisitions and Dispositions

    On June 6, 1996, the acquisition of California Bancshares, Inc. (CBI), accounted for as a purchase, was completed. CBI, a $1.6 billion, nine bank holding company for a 37-branch commercial banking operation, serves the San Francisco east Bay Area and the central valley of northern California. U. S. Bancorp issued approximately 9.6 million common shares in the transaction, valued at $325 million, and intends to buy back an equal number of shares, subject to market conditions and other factors. At June 6, 1996, CBI had total assets of $1.6 billion, deposits of $1.4 billion and stockholders' equity of $137 million. The excess of the purchase price over the fair value of the net assets acquired was $188 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. In addition, core deposit intangibles of $32 million were recorded, to be amortized over eight years on an accelerated basis.

    In December 1995, U. S. Bancorp completed its merger with West One Bancorp. In May 1996, as part of the regulatory approval process for the merger, U. S. Bancorp divested 31 branches, mainly in Oregon, with deposits of approximately $700 million and loans of approximately $400 million. A pre-tax gain of $29 million was recognized.

3.  Accounting Pronouncements

    Effective January 1, 1996, U. S. Bancorp adopted three recently issued Statements of Financial Accounting Standards (SFAS).

    SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" addresses accounting for the impairment of long-lived assets, such as premises, furniture and equipment, certain identifiable intangibles and goodwill related to those assets. SFAS No. 122, "Accounting for Mortgage Servicing Rights," an amendment of SFAS No. 65 requires that companies recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock and stock appreciation rights. U. S. Bancorp will disclose the relevant pro forma effect on net income and earnings per share in its 1996 annual report on Form 10-K, in conformance with SFAS No. 123.

    These statements did not have a material effect on U. S. Bancorp's financial condition, results of operations, cash flows or related disclosures as of June 30, 1996 and for the six months ended June 30, 1996.

    SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in June 1996. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is not expected to have a significant impact on U.S. Bancorp's financial condition, results of operations, cash flows or related disclosures.


4.  Commitments and Contingent Liabilities

    In the normal course of business there are various commitments and contingent liabilities to extend credit and guarantees, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions. Such commitments and contingent liabilities include commitments to extend credit of $17.4 billion, $15.9 billion and $13.8 billion and standby letters of credit of $1.1 billion, $1.1 billion and $1.1 billion at June 30, 1996, December 31, 1995 and June 30, 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The focus of the following discussion is on U. S. Bancorp's financial condition, changes in financial condition and results of operations. It is a supplement to the consolidated financial statements and footnotes presented elsewhere, and should be read in conjunction therewith.

SELECTED FINANCIAL DATA

                                            Second Quarter Ended                     Six Months Ended
                                                  June 30,                                June 30,
                                           ----------------------    Percent     -------------------------    Percent
                                              1996         1995      Change         1996           1995       Change
                                           ----------  ----------   ---------    ----------     ----------    --------
(In Millions, Except Per Share Data)
Net interest income                          $  360.3    $  346.2        4%        $  708.5       $  691.4        2%
Provision for credit losses                      26.5        25.2        5             56.6           48.7       16
Net income                                      127.1        98.7       29            240.0          193.5       24

PER COMMON SHARE
Net income                                   $    .82    $    .63       30%        $   1.55       $   1.23       26%
Cash dividends declared                           .28         .25       12              .56            .50       12
Book value                                      17.57       16.34        8            17.57          16.34        8
Average common shares outstanding, (000's)    151,898     151,121        1          151,356        151,672       --
Period-end shares outstanding, (000's)        155,621     149,084        4          155,621        149,084        4

FINANCIAL RATIOS
Return on average common equity                 19.38%      15.84%                    18.54%         15.75%
Return on average assets                         1.62        1.33                      1.54           1.31
Overhead ratio                                  56.08       61.70                     56.53          62.58
Net interest margin (1)                          5.31        5.40                      5.26           5.41
Leverage capital ratio                           7.95        8.02                      7.95           8.02
Risk-based capital ratios:
     Tier 1 capital                              7.95        8.79                      7.95           8.79
     Total capital                              11.76       11.35                     11.76          11.35

OTHER DATA -
  ADJUSTED FINANCIAL RATIOS
Return on average common equity (2)             17.70%      15.95%                    17.43%         15.81%
Return on average assets (2)                     1.49        1.33                      1.45           1.31
Overhead ratio (3)                              57.94       60.80                     57.33          62.11



(1) Tax-equivalent basis.
(2) Net income adjusted to exclude the after-tax effect of noncore and nonrecurring items.
(3) Adjusted to exclude OREO transactions and noncore and nonrecurring items.

                                                   Second Quarter Ended                         Six Months Ended
                                                         June 30,                                   June 30,
                                                 ------------------------      Percent      ------------------------       Percent
                                                    1996          1995         Change          1996          1995          Change
                                                 ----------    ----------     ---------     ----------    ----------      ---------
(In Millions, Except Per Share Data)
AVERAGE BALANCES
Loans                                               $23,460       $21,961         7%           $23,205       $21,849           6%
Interest-earning assets                              28,037        26,654         5             27,915        26,673           5
Assets                                               31,498        29,858         5             31,311        29,871           5
Deposits                                             23,403        21,699         8             23,276        21,638           8
Common shareholders' equity                           2,574         2,423         6              2,537         2,399           6

PERIOD-END BALANCES
Loans                                                                                          $23,941       $22,335           7%
Interest-earning assets                                                                         28,930        27,007           7
Assets                                                                                          32,789        30,506           7
Deposits                                                                                        23,898        21,838           9
Long-term debt                                                                                   1,504         1,210          24
Common shareholders' equity                                                                      2,735         2,435          12
Preferred stock                                                                                    150           150          --
Full-time equivalent
     employees                                                                                  14,462        14,455          --



RESULTS OF OPERATIONS

OVERVIEW

         To facilitate the discussion of its results of operations, in the table on the next page, U. S. Bancorp presents an additional analysis of performance to supplement the accompanying consolidated statement of income and balance sheet. This additional analysis of performance should not be viewed as a substitute for the generally accepted accounting principle-based financial statements previously presented. There are three primary differences between the consolidated statement of income and the operating income analysis that follows. First, the operating income analysis presents the line items in a slightly different order. Second, certain transactions that are nonrecurring or that are not related to what management believes are core businesses, are not included in noninterest revenues and noninterest expenses in determining operating income. Finally, operating income is also before the provision for credit losses, other real estate owned transactions (OREO) and income taxes. The provision for credit losses is excluded from operating income as its amount is based on the analysis of the required level of the allowance for credit losses and can be subject to fluctuation due to the prevailing level of charge-offs. Management has presented the additional analysis in the belief that it is meaningful to understand the results and trends in operating income separately from nonrecurring transactions, noncore activities, certain provisions and OREO transactions. Due to the format of this presentation, not all line items agree directly to the consolidated financial statements.

         For the second quarter of 1996, net income was $127.1 million, compared with net income of $98.7 million in the second quarter of 1995. Operating income, as defined and presented in the following table, increased 10 percent over the same period a year ago, due to increases in net interest income and noninterest revenues and a reduction in noninterest expenses. The following key highlights compare the second quarter of 1996 with the same period of 1995 unless otherwise noted:

  - Net income totaled $127.1 million, or $.82 per share, an increase of 29 percent from $98.7 million, or $.63 per share. A gain on sale of divested branches and other noncore/nonrecurring transactions contributed $.07 per share after tax.

  - Operating income (income on a tax-equivalent basis before the provision for credit losses, OREO transactions, items determined to be noncore or nonrecurring, and income taxes) of $211.4 million was up 10 percent from $191.9 million.

  - Net interest margin was 5.31 percent compared with 5.40 percent. The change was attributable to yields on interest-earning assets declining to a greater extent than rates on interest-bearing liabilities. Net interest income (tax-equivalent basis) increased 3 percent to $371.2 million.

  - Noninterest revenue (before items determined to be noncore or nonrecurring) was $131.4 million, an increase of 1 percent from $130.4 million.

  - Noninterest expenses (before OREO transactions and items determined to be noncore or nonrecurring) of $291.2 million decreased 2 percent from $297.6 million.

  - The provision for credit losses was $26.5 million, compared with $25.2 million. Net charge-offs were .49 percent compared with .34 percent in the second quarter of 1995, as the result of higher losses in the commercial and consumer portfolios.

  - Return on average assets (ROA) was 1.62 percent compared with 1.33 percent, while the return on average common equity (ROE) was 19.38 percent compared with 15.84 percent.

  -  Excluding the after-tax effect of noncore/nonrecurring items, ROA was
     1.49 percent compared with 1.33 percent, and ROE was 17.70 percent compared with 15.95 percent.

  - The overhead ratio, excluding OREO and noncore/nonrecurring transactions, improved to 57.9 percent from 60.8 percent.

         Earnings per share were $1.55 in 1996 compared with $1.23 for the first six months in 1995. Noncore/nonrecurring transactions contributed $.10 per share after tax in 1996. Noncore/nonrecurring revenues and expenses in 1995 effectively offset, with no earnings impact.

         For the first six months of 1996, net income was $240.0 million compared with $193.5 million for the first six months of 1995. ROA, adjusted to exclude noncore/nonrecurring transactions was 1.45 percent for the first six months of 1996 compared to 1.31 percent for the first six months of 1995, and the return on average common equity improved to 17.43 percent in the first half of 1996 from 15.81 percent in the comparable period of 1995.

         The table below presents U. S. Bancorp's operating income analysis for the second quarter and six month periods. A discussion of the major changes in each key component follows.

                                         Second Quarter Ended                             Six Months Ended
                                               June 30,                                       June 30,
                                     ---------------------------       Percent      ---------------------------    Percent
(In Thousands)                          1996             1995          Change          1996             1995       Change
                                     ----------       ----------      ---------     ----------       ----------   ---------
Net interest income (1)               $ 371,172        $ 359,105          3%         $ 730,342        $ 716,950       2%
Noninterest revenues-core (2)           131,406          130,382          1            262,277          251,149       4
Noninterest expenses-core (2)           291,170          297,609         (2)           569,100          601,254      (5)
                                       ---------        ---------                    ---------        ---------
Operating income (1)                    211,408          191,878         10            423,519          366,845      15
Provision for credit losses             (26,510)         (25,162)         5            (56,642)         (48,735)     16
OREO transactions                          (128)            (651)       (80)            (1,044)             175     N/M
                                       --------         --------                     ---------        ---------
                                        184,770          166,065         11            365,833          318,285      15
Noncore/nonrecurring items:
  Gain on sale of
   operations and loans                  25,778            4,634                        25,634            5,107
  Equity investment income (loss)         7,641           (1,801)                       18,095              475
  Gain on sale of securities
   available for sale                     1,010            1,622                         4,395            1,542
  Other nonrecurring noninterest
   revenue items                             --            4,743                            --            4,743
  Merger and integration costs           (9,798)          (3,750)                      (18,178)          (3,750)
  Business consolidation costs               --           (4,000)                           --           (4,000)
  Other nonrecurring noninterest
   expense items                            (60)          (1,654)                          (60)          (4,410)
                                       ---------        ---------                    ---------        ---------
Income before income taxes (1)          209,341          165,859                       395,719          317,992
Less tax-equivalent
   adjustment included above             10,904           12,952                        21,835           25,519
Provision for income taxes               71,375           54,186                       133,908           98,936
                                      ---------        ---------                     ---------        ---------
Net income                            $ 127,062        $  98,721         29%         $ 239,976        $ 193,537      24%
                                      =========        =========        =====        =========        =========      ===



(1)  Tax-equivalent basis.
(2)  Excludes noncore and nonrecurring items.
N/M  Not meaningful.





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

ANALYSIS OF NET INTEREST INCOME (TAX-EQUIVALENT BASIS)

                                                                         Net
                                               Interest    Interest    Interest
(In Millions)                                   Income     Expense      Income
                                              ---------   ---------    --------


Second quarter 1995 as reported               $  608.8      $249.7      $359.1
Increase (decrease) due to:
     Changes in balances                          30.3        11.1        19.2
     Changes in rates                            (18.9)      (11.8)       (7.1)
                                              --------      ------      ------
Second quarter 1996 as reported               $  620.2      $249.0      $371.2
                                              ========      ======      ======

Six months ended 1995 as reported             $1,203.3      $486.3      $717.0
Increase (decrease) due to:
     Changes in balances                          53.8        18.4        35.4
     Changes in rates                            (30.9)       (6.5)      (24.4)
     Change due to one more day in 1996            4.8         2.5         2.3
                                              --------      ------      ------

Six months ended 1996 as reported             $1,231.0      $500.7      $730.3
                                              ========      ======      ======


Second Quarter Ended June 30, 1996 Compared With Second Quarter Ended June 30,
  1995

         Net interest income on a tax-equivalent basis for the second quarter of 1996 was $371.2 million, an increase of $12.1 million, over the second quarter of 1995. The net interest margin in the second quarter of 1996 was 5.31 percent compared with 5.40 percent in the same quarter a year ago, and 5.19 percent in the first quarter of 1996.

         The spread between the yield on interest-earning assets and rates paid on interest-bearing liabilities decreased in the second quarter of 1996 compared with second quarter 1995 because the decrease in the yields on interest-earning assets exceeded the decrease in rates paid on interest-bearing liabilities. The increase in net interest income was mainly due to the favorable effect of volume changes.

         Total loans averaged $23.5 billion in the second quarter 1996, an increase of $1.5 billion, or 7 percent, compared with the second quarter a year ago, with growth in all reported categories of loans. Average total securities portfolios were $3.8 billion during the second quarter of 1996, a 10 percent decrease from $4.2 billion in the second quarter 1995. The decrease was primarily due to the proceeds on maturities of securities used to fund loan growth.

         Average noninterest-bearing deposits increased $447 million, or 9 percent, in the second quarter of 1996 compared with the second quarter of 1995. Average interest-bearing deposits in the second quarter of 1996 increased $1.3 billion, or 8 percent, over the same period in 1995 primarily due to increases in money market accounts, other time deposits and time deposits of $100,000 or more. Average short-term borrowings, comprised of federal funds purchased and security repurchase agreements, commercial paper and other short-term borrowings, decreased $513 million and average long-term debt increased $206 million in the second quarter of 1996 compared to the same period last year. In June 1996, U. S. Bancorp issued $200 million in subordinated debentures.

Six Months Ended June 30, 1996 Compared With Six Months Ended June 30, 1995

         Net interest income on a tax-equivalent basis was $730.3 million, a $13.3 million increase over the first six months of 1995. The net interest margin in the first six months of 1996 was 5.26 percent compared with 5.41 percent in the first six months of 1995.

         The spread between the yield on interest-earning assets and rates paid on interest-bearing liabilities decreased in the first six months of 1996 compared with the same period last year mainly because the decrease in yields on interest-earning assets exceeded the decrease in rates paid on interest-bearing deposits. The increase in net interest income was mainly due to the effects of favorable volume changes.

         Total loans averaged $23.2 billion in the first six months of 1996, an increase of $1.4 billion, or 6 percent, compared with the same period a year ago. Average loan increases were primarily due to growth in commercial, real estate mortgage and real estate construction loans, and lease financing. Average total securities portfolios were $3.9 billion during the first six months of 1996, a 9 percent decrease from $4.3 billion in the first six months of 1995. The decrease is primarily due to the use of the proceeds on maturities of securities to fund loan growth.

         Average noninterest-bearing deposits increased $374 million, or 8 percent, in the first six months of 1996 compared with the first six months of 1995. Average interest-bearing deposits in the first half of 1996 increased $1.3 billion, or 8 percent, over the same period in 1995, primarily due to increases in money market accounts, other time deposits and time deposits of $100,000 or more. Average short-term borrowings decreased $682 million while average long-term debt increased $228 million in the first six months of 1996 compared to the same period last year.

                                   Second Quarter Ended      Six Months Ended
NET INTEREST MARGIN ANALYSIS             June 30,                June 30,
                                   --------------------     --------------------
(Tax-equivalent Basis)               1996        1995         1996        1995
                                   --------    --------     --------    --------
Average rate earned on
  interest-earning assets            8.88%       9.16%        8.86%       9.08%
Average rate paid on
  interest-bearing liabilities       4.46        4.65         4.49        4.53
                                     ----        ----         ----        ----
Rate spread                          4.42%       4.51%        4.37%       4.55%
                                     ====        ====         ====        ====
Net interest margin                  5.31%       5.40%        5.26%       5.41%
                                     ====        ====         ====        ====

NONINTEREST REVENUES

         Noninterest revenues (excluding revenues associated with noncore/ nonrecurring activities identified below) increased $1.0 million, or 1 percent, in the second quarter of 1996 compared with the second quarter of 1995. The principal components of noninterest revenues are shown in the table below.

                                             Second Quarter Ended                              Six Months Ended
                                                  June 30,                                          June 30,
                                          -------------------------         Percent        -------------------------    Percent
(In Thousands)                               1996           1995            Change            1996            1995      Change
                                          ----------     ----------        ---------       ----------      ----------  ---------
NONINTEREST REVENUES:
Service charges on deposit accounts        $ 48,099        $ 47,989             --%          $ 95,062        $ 96,080     (1)%
Bank card revenue, net                       14,703          18,718           (21)             33,087          36,268     (9)
Trust and investment management              18,918          17,853             6              36,105          33,760      7
Exchange fees                                10,541          11,020            (4)             20,248          21,362     (5)
Insurance revenue                             6,685           5,773            16              11,820          10,847      9
ATM revenue                                   5,156           5,431            (5)             10,500          10,432      1
Brokerage and other commissions               4,524           3,047            48               8,761           5,776     52
Trading account                               4,769           3,784            26               7,433           8,548    (13)
Mortgage banking income, net                  4,952           3,769            31              13,299           6,367    109
Other revenue                                13,059          12,998            --              25,962          21,709     20
                                          ---------       ---------                         ---------        --------
                                            131,406         130,382             1             262,277         251,149      4
                                          ---------       ---------                         ---------        --------

NONCORE/NONRECURRING ITEMS:
Gain on sale of
   operations and loans                      25,778           4,634                            25,634           5,107
Equity investment income (loss)               7,641          (1,801)                           18,095             475
Gain on sale of securities
   available for sale                         1,010           1,622                             4,395           1,542
Other noncore/nonrecurring
   noninterest revenue items                     --           4,743                                --           4,743
                                          ---------       ---------                         ---------        --------
Total noninterest revenues                 $165,835        $139,580            19%           $310,401        $263,016     18%
                                          =========       =========        =========        =========       =========    ===


         Service charges for the second quarter and first six months of 1996 were relatively unchanged compared with the same periods in 1995. The decline in bankcard revenues in 1996 resulted from the September 1995 sale of an interest in the merchant processing service business and the allocation of the merchant contract base to a co-owned business alliance. Certain expenses also declined as the result of this transaction, as discussed in the analysis of noninterest expense below.

         Trust and investment management fees, insurance revenues and brokerage and other commissions have increased in the second quarter and first six months of 1996 compared to the same periods in 1995 due mainly to increased emphasis on fee-based sources of revenue and the resultant increases in sales volumes of related products and services. Funds under management in Qualivest Funds, U. S. Bancorp's proprietary mutual funds, grew 25 percent in the first six months of 1996 from year-end 1995.

         Mortgage banking income increased in the second quarter and first six months of 1996 as compared to the same periods in 1995, and was due primarily to a higher level of mortgage loan originations and related mortgage banking activities. In addition, the implementation of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," resulted in the recognition of approximately $2.4 million in income related to originated mortgage servicing rights in 1996. Included in other revenue in the table above for the first six months of 1996 is $3.2 million of servicing income attributable to the portfolio of affinity credit card receivables sold in the second quarter of 1995 under an interim servicing agreement.

         In 1996, the gain on sale of operations and loans consisted primarily of a $28.8 million gain on sale of branches divested in May 1996 in conjunction with the West One Bancorp (West One) acquisition. Also included in this line item was $3.0 million of net losses on credit card portfolio sales. The 1995 periods included primarily a gain on sale of affinity credit card portfolios of $4.2 million and a $500 thousand branch sale gain. Equity investment income is mainly derived from U. S. Bancorp's investment as a limited partner in several limited partnerships and, to a lesser degree, in venture capital investments. U.S. Bancorp has no control over investment sales activities by the general partners. U. S. Bancorp recognized gains of $13.0 million in the first six months of 1996, and $4.9 million in the second quarter of 1996, related to sales of limited partnership investments by the general partners. Gains of $4.5 million in the first six months of 1996 and $2.2 million in the second quarter of 1996 were recognized on disposition of venture capital investments.

         Other noncore/nonrecurring revenue items in 1995 included a $5.1 million gain on sale of a previously occupied bank headquarters building, a $1.7 million gain on sale of mortgage loan servicing rights, and $2.0 million of losses related to U. S. Bancorp's import/export financing subsidiary that was liquidated in 1995.

         The available-for-sale securities gains in the first six months of 1996 reflected primarily the sale of U.S. Treasury and mortgage-backed securities, with subsequent reinvestment of most of the proceeds in additional available-for-sale securities.

NONINTEREST EXPENSES

         Noninterest expenses, before noncore/nonrecurring items, decreased 2 percent in the second quarter of 1996 compared with the second quarter of 1995. Excluding the impact of the CBI acquisition, noninterest expenses declined 3 percent in the second quarter of 1996 compared with the second quarter of 1995, and 6 percent in the first six months of 1996 compared with the prior period. The principal components of noninterest expense are shown in the following table.

                                             Second Quarter Ended                              Six Months Ended
                                                    June 30,                                       June 30,
                                           ------------------------       Percent         -------------------------     Percent
(In Thousands)                               1996            1995         Change            1996             1995       Change
                                           --------        --------      ---------        --------         --------    ---------
NONINTEREST EXPENSES:
Employee compensation
  and benefits                             $159,126        $146,171            9%         $310,097         $299,016        4%
Net occupancy expense                        19,038          21,286          (11)           39,727           42,518       (7)
Equipment rentals,
  depreciation and
  maintenance                                30,125          33,298          (10)           60,781           64,732       (6)
Stationery, supplies and
  postage                                    15,729          15,436            2            30,549           31,165       (2)
Regulatory agency fees                        2,846          13,538          (79)            5,362           27,287      (80)
Advertising and marketing                     8,081           9,522          (15)           16,148           18,317      (12)
Telecommunications                            8,331           8,591           (3)           16,120           16,713       (4)
Other operating expenses:
  Amortization of goodwill and
    core deposit intangibles                  4,587           3,898           18             8,014            7,810        3
  Contract personnel                          3,920           2,650           48             8,531            4,998       71
  Other taxes and licenses                    4,017           3,919            3             8,103            7,789        4
  Legal and accounting                        2,405           3,217          (25)            4,927            6,559      (25)
  Travel                                      3,641           3,273           11             6,052            6,046       --
  All other                                  29,324          32,810          (11)           54,689           68,304      (20)
                                          ---------       ---------                      ---------         --------
                                            291,170         297,609           (2)          569,100          601,254       (5)

NONCORE/NONRECURRING EXPENSE ITEMS:
OREO transactions                               128             651                          1,044             (175)
Merger and integration costs                  9,798           3,750                         18,178            3,750
Business consolidation costs                     --           4,000                             --            4,000
Other noncore/nonrecurring
  noninterest expense items                      60           1,654                             60            4,410
                                          ---------       ---------                      ---------        ---------
Total noninterest expenses                 $301,156        $307,664           (2)%        $588,382         $613,239       (4)%
                                          =========       =========           ==         =========        =========       ==

         Several categories of expenses have been significantly affected by the cost savings achieved as the result of the West One merger and other factors. Net occupancy and equipment related expenses have been reduced reflecting back office and branch consolidations. The decrease in legal and accounting and the expense category all other was also reflective of the merger-related integration efforts and business consolidations.

         Regulatory agency fees were down 80 percent in the first six months of 1996 and 79 percent in the second quarter of 1996 compared to the same periods in 1995 due to the reduction in FDIC deposit insurance premiums. The rate assessed for well-capitalized banks decreased from $.23 to $.04 of FDIC insured deposits at June 1, 1995, and the rate was zero for the second quarter of 1996 for deposits insured by the Bank Insurance Fund.

          Amortization of goodwill and core deposit intangibles increased $204 thousand in the first six months of 1996 and $689 thousand in the second quarter of 1996 compared with the same periods in 1995, as a result of the goodwill and core deposit intangible assets related to the CBI acquisition. In subsequent periods, the quarterly amortization of CBI intangibles will approximate $3.8 million.

          The acquisition of CBI, accounted for as a purchase in June 1996, added $1.6 million to employee compensation and benefits in the second quarter of 1996. The following discussion of employee compensation and benefits excludes the impact of CBI. Employee compensation, composed of salaries and incentive payments, increased $8.7 million in the second quarter of 1996 over 1995 and increased $7.8 million in the first six months of 1996 compared with the comparable prior period. Salaries expense decreased $3.6 million in the first six months of 1996 compared with 1995 due to reductions in the number of employees as the consolidation of West One operations and branches continued. Incentive compensation increased $7.6 million in the first six months of 1996 compared with 1995, mainly due to higher levels of payments to branch personnel related to retail deposit origination and retention programs. Employee benefits increased $1.4 million in the first six months of 1996 compared with the same period of 1995. Increases in pension and 401(k) plan expenses were partially offset by a $4.8 million decrease in medical plan expenses for the first six months of 1996 compared to 1995.

         Contract personnel expenses increased in the first six months and second quarter of 1996 compared with the same periods in 1995. U. S. Bancorp uses contract personnel to provide flexibility in addressing consolidation and merger and integration-related activities.

        The expense category all other decreased $3.5 million in the second quarter of 1996 compared with the second quarter of 1995, and decreased $13.6 million in the first six months of 1996 compared with the prior year. On a year-to-date basis, expenses related to the merchant processing service business sold in 1995 decreased $1.9 million. Bankcard related expenses declined $3.6 million as a result of the 1995 affinity card portfolio sale. In addition, consulting expenses decreased $2.9 million as certain merger integration activity has declined.

         The overhead ratio (defined as noninterest expenses as a percentage of tax-equivalent net interest income and noninterest revenues) was 56.1 percent in the second quarter of 1996 compared with 61.7 percent in the second quarter of 1995. Excluding other real estate owned transactions and noncore/ nonrecurring items, the adjusted overhead ratio was 57.9 percent in the second quarter of 1996, compared with 60.8 percent in the second quarter of 1995.

         In connection with the West One merger in the fourth quarter of 1995,
U. S. Bancorp recorded a pre-tax merger and integration cost provision of $98.9 million. An additional $18.2 million of merger-related expenses were incurred during the first six months of 1996. The merger and integration activity is summarized in the table below.

                                                      Severance,     Facilities
                                                    Retention and        and
                                                    Other Employee     Account       Professional
(In Millions)                                       Related Costs    Conversions         Fees            Other         Total
                                                    --------------   -----------     ------------       -------       -------
Provision for merger and integration costs, 1995       $29.4           $39.6              $13.9           $16.0        $98.9
Utilization for the period
      Cash                                                --              .2               10.6              .5         11.3
      Noncash                                             --              --                 --              --           --
                                                       -----           -----              -----           -----        -----
            Total                                       --                .2               10.6              .5         11.3
                                                       -----           -----              -----           -----        -----
Balance, December 31, 1995                              29.4            39.4                3.3            15.5         87.6

Provision for merger and integration costs, 1996        13.2             1.4                 .7             2.9         18.2
Utilization for the period
      Cash                                              19.5             8.8                3.4             4.4         36.1
      Noncash                                           --               7.4                 --             8.1         15.5
                                                       -----           -----              -----           -----        -----
            Total                                       19.5            16.2                3.4            12.5         51.6
                                                       -----           -----              -----           -----        -----
Balance, June 30, 1996                                 $23.1           $24.6              $  .6           $ 5.9        $54.2
                                                       =====           =====              =====           =====        =====

INCOME TAXES

         The effective tax rates for the six months ended June 30, 1996 and 1995 were 35.8 percent and 33.8 percent, respectively. The increase in the effective tax rate in 1996 was mainly due to the higher level of earnings leading to a corresponding decrease in the proportion of tax-exempt income compared with 1995.

FINANCIAL CONDITION

SECURITIES PORTFOLIOS

         Securities available for sale totaled $3.1 billion at June 30, 1996 compared with $3.3 billion at December 31, 1995 and $2.2 billion at June 30, 1995. Securities held to maturity totaled $854 million at June 30, 1996, compared with $865 million at December 31, 1995 and $1.9 billion at June 30, 1995. Securities in both portfolios may decline moderately in the future as the cash received from maturities may be used to fund loan growth. The year-over-year changes in the securities portfolio balances mainly reflect the impact of the reclassification of $800 million of held-to-maturity securities to available-for-sale securities in the fourth quarter of 1995.

LOAN PORTFOLIO

         Loans outstanding were $23.9 billion, $22.8 billion and $22.3 billion at June 30, 1996, December 31, 1995 and June 30, 1995, respectively. Loan balances at June 30, 1996 included $1.0 billion of loans related to the CBI purchase. Average loans increased at an annualized rate of 9 percent from $22.9 billion in the first quarter of 1996 to $23.5 billion in the second quarter of 1996. Excluding the impact of the CBI purchase and loans sold in conjunction with divested branches, annualized loan growth from the first quarter of 1996 to the second quarter of 1996 was 7 percent. Loan growth was particularly strong in commercial and real estate construction loans and lease financing receivables.

LIQUIDITY

         Liquidity is the ability to raise adequate and reasonably priced funds, including deposits, purchased funds, varying maturities of notes, long-term debt and equity capital, and is determined based on the mix and maturities of a assets and liabilities.

         Core deposits, defined as deposits other than time deposits of $100,000 or more, are U. S. Bancorp's primary source of funding and provide a sizable source of relatively stable, low-cost funds. Average core deposits increased to $21.0 billion in the second quarter of 1996, an increase of $270 million from the first quarter of 1996.

         Other sources of liquidity include purchased funds, comprised of time deposits over $100,000, federal funds purchased and security repurchase agreements, commercial paper and short-term borrowings. Average purchased funds in the first and second quarters of 1996 were $5.4 billion. A portion of the remaining funding of average total assets came from long-term debt, which averaged $1.4 billion in the first and second quarters of 1996.

         U. S. Bancorp's liquidity is enhanced by its accessibility to a diversity of national market sources of funds. At June 30, 1996, U. S. Bancorp had available a total of $1.2 billion in uncommitted borrowing capacities for medium-term notes, preferred stock and a general liquidity line of credit. U.S. Bancorp also issued $200 million in subordinated debentures June 13, 1996, with a maturity date of June 1, 2026. Registered holders may elect to redeem all or a portion of the debentures on June 1, 2006.

        The following table summarizes U. S. Bancorp's ratings by major statistical rating agencies at June 30, 1996; such ratings are subject to revision or withdrawal at anytime.

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

         Subject to market conditions and other factors, it is anticipated that
U. S. Bancorp will repurchase 9.6 million shares of its common stock, approximately equal to the shares issued to stockholders of CBI, and will obtain the funds for the purchase of such shares from a variety of sources, including issuance of debt, asset maturities and sales, and other sources of liquidity. As of June 30, 1996, approximately 60 percent of the shares had been repurchased, with the purchase program expected to be completed in the third quarter of 1996.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

         The provision for credit losses was $26.5 million for the second quarter of 1996 and $56.6 million for the first six months of 1996. This compares with $25.2 million for the second quarter of 1995 and $48.7 million for the first six months of 1995. The higher provision reflected the growth in the loan portfolio, the increase in the ratio of the allowance for credit losses to
1.90 percent of loans from 1.77 percent at June 30, 1995, and a higher level of net charge-offs in 1996. The provision for credit losses in the second quarter of 1996 also includes approximately $5.2 million related to the merger with CBI, the integration of the combined loan portfolios and the impact of the reduction in loans related to branch divestitures.

         Management performs a quarterly analysis to establish the appropriate level of the allowance, taking into consideration such factors as loan loss experience, an evaluation of potential losses in the portfolio, credit concentrations and trends in portfolio volume, maturity, delinquencies and nonaccruals, risks associated with standby letters of credit which guarantee the debt of others and other off-balance sheet commitments, and prevailing and anticipated economic conditions. U. S. Bancorp closely monitors credit risk in its loan portfolio and believes that its credit approval and review processes are effective and operating in accordance with sound banking policy, and that the allowance for credit losses at June 30, 1996 was adequate to absorb potential credit losses inherent in loans, leases, loan commitments and standby letters of credit outstanding at that date.

         U. S. Bancorp continues to evaluate its loan portfolio for impairment as defined by SFAS No. 114, "Accounting for Creditors for Impairment of a Loan," as amended. The total recorded investment in impaired loans was $81.2 million at June 30, 1996, compared with $104.0 million at December 31, 1995. Any associated valuation allowance was not material.

         The table below presents the change in the allowance for credit losses for the periods indicated.

ALLOWANCE FOR CREDIT LOSSES

                                         Six Months                              Six Months
                                            Ended             Year Ended            Ended
                                           June 30,          December 31,          June 30,
(In Thousands)                               1996                1995                1995
                                         ------------       -------------        -------------
Loans (net of unearned income)            $23,941,010         $22,784,788          $22,335,064
Daily average loans
     (net of unearned income)             $23,204,669         $22,162,751          $21,848,388

Balance of allowance for credit
     losses at beginning of period        $   434,508         $   387,559          $   387,559
Acquisitions (dispositions)                    14,855              (3,137)              (3,219)
Charge-offs
     Commercial                                22,175              25,912               11,148
     Lease financing                              259                 716                   80
     Real estate construction                     301                 538                  257
     Real estate mortgage                         945               6,829                6,157
     Consumer                                  22,679              44,804               21,487
     Bank card                                 21,718              38,094               19,967
                                         ------------        ------------         ------------
                                               68,077             116,893               59,096
                                         ------------        ------------         ------------
Recoveries
     Commercial                                 6,369              17,710                8,829
     Lease financing                              242                 593                  176
     Real estate construction                     157               1,955                1,662
     Real estate mortgage                         807               2,969                1,536
     Consumer                                   6,680              13,469                6,749
     Bank card                                  2,952               6,190                3,381
                                         ------------        ------------         ------------
                                               17,207              42,886               22,333
                                         ------------        ------------         ------------
Net charge-offs                                50,870              74,007               36,763
Provision for credit losses                    56,642             124,093               48,735
                                         ------------        ------------         ------------
Balance of allowance for credit
     losses at end of period              $   455,135         $   434,508          $   396,312
                                         ============        ============         ============

Net charge-offs to average loans
     and leases                                   .44%                .33%                 .34%
Allowance for credit losses to
     period-end loans and leases                 1.90%               1.91%                1.77%
Allowance as a % of
     nonperforming loans                          414%                336%                 218%

ASSET QUALITY

         As illustrated in the table below, nonperforming assets as a percentage of loans and foreclosed assets was .73 percent at June 30, 1996 and December 31, 1995, compared to .95 percent at June 30, 1995. Nonperforming assets totaled $176 million at June 30, 1996, compared to $167 million at December 31, 1995 and $213 million a year ago. While the overall credit quality of the loan portfolio has improved, the total nonaccrual balance may fluctuate from quarter to quarter. U. S. Bancorp anticipates normal fluctuations in the balance of nonaccrual loans as it increases its lending activity and resolves loans currently in the nonaccrual portfolio.

         Nonaccrual loans were reduced by principal payments, charge-offs and other transactions totaling $92 million, offsetting new loans placed on nonaccrual during the first six months of 1996 totaling $67 million and nonaccrual loans added in the CBI acquisition of $11 million, for a net decrease of $14 million. The increase in OREO at June 30, 1996 compared with year-end 1995 was due primarily to repossession of commercial real estate properties located in California previously reported as nonaccrual loans. Total bank properties pending disposition at June 30, 1996 increased due to the consolidation of branches in Oregon and Washington related to the West One acquisition. The majority of the properties have sales transactions pending.

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

                                             June 30,      December 31,    June 30,
(In Thousands)                                 1996            1995          1995
                                            ----------     ----------     ----------
Nonaccrual loans                              $104,706       $118,436       $170,576
Restructured loans                               5,305         10,996         11,397
Other real estate and equipment owned           47,465         32,679         29,664
                                              --------       --------       --------
                                               157,476        162,111        211,637
Bank properties pending disposition
  (included in other assets)                    18,462          4,533          1,634
                                              --------       --------       --------

    Total nonperforming assets                $175,938       $166,644       $213,271
                                              ========       ========       ========

Accruing loans past due 90 days or more       $ 36,089       $ 29,968       $ 16,389
                                              ========       ========       ========

Total nonaccrual and restructured loans as
     a percentage of total loans                   .46%           .57%           .81%
Total nonperforming assets as a percentage
     of loans and foreclosed assets                .73%           .73%           .95%

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

         Each subsidiary bank is subjected to capital requirements similar to the requirements for bank holding companies. At June 30, 1996, all of U. S. Bancorp's banking subsidiaries met the risk-based capital ratio and leverage ratio requirements for "well-capitalized" banks. The banking subsidiaries' ratios are expected to be maintained at such levels by the retention of earnings and, if necessary, the issuance of additional capital-qualifying securities.

         The risk-based capital and leverage ratios for U. S. Bancorp and its significant bank subsidiaries at June 30, 1996 are presented in the table below:

                                                         Risk-Based
                                                       Capital Ratios
                                                   ----------------------
                                   Total                          Total          Leverage
(In Millions)                      Assets          Tier 1        Capital          Ratio
                                  --------         ------       ---------        --------
U.S. Bancorp (Consolidated)        $32,789           7.95           11.76            7.95
Bank Subsidiaries
   U.S. Bank of Oregon              13,434           7.33           11.16            8.16
   U.S. Bank of Washington           9,278           7.51           11.45            7.26
   West One Bank, Idaho              4,079          11.14           12.40            8.17
   U.S. Bank of California           1,917          10.48           12.77            8.08
   U.S. Bank of Nevada               1,052           9.38           11.95            6.89
   U.S. Savings Bank of Washington     771          18.85           20.11            9.06
   U.S. Bank of Utah                   767          10.45           11.70            8.37

         At June 30, 1996, common shareholders' equity was $2.7 billion. For the second quarter of 1996, average common equity to average total assets increased to 8.17 percent from 8.11 percent in the second quarter of 1995. The quarterly dividend rates were $.28 and $.25 for the second quarters of 1996 and 1995, respectively.

FORWARD-LOOKING INFORMATION

        Statements appearing in this report which are not historical in nature, including the discussions of the effects of recent mergers and current marketing efforts and the adequacy of U. S. Bancorp's capital resources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to U. S. Bancorp include those related to the economic environment, particularly in the region in which U. S. Bancorp operates, competitive products and pricing, fiscal and monetary policies of the U.S. government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

         (a) The exhibits filed herewith are listed in the Exhibit Index on page 28 of this report.

         (b) A report on Form 8-K was filed on June 6, 1996, to report the consummation of the merger of California Bancshares, Inc. with and into U. S. Bancorp on June 6, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          U. S. BANCORP
                                                          (Registrant)



Date:  August 14, 1996               By:/s/ STEVEN P. ERWIN
                                     --------------------------------
                                    Steven P. Erwin
                                    Executive Vice President and
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

     Exhibit

     12.1 U. S. Bancorp and Subsidiaries - Computation of Ratios of Consolidated Earnings to Fixed Charges.

     12.2    U. S. Bancorp and Subsidiaries - Capital Ratios.

     27      Financial Data Schedule.