Form 10-Q/A
period 1996-06-30
US BANCORP /OR/
filed 1996-08-23
CIK 101542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

                               Amendment No. 1 to

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


        The undersigned registrant hereby amends Part I, Item 2, and Part II,
Item 6 of its Quarterly Report on Form 10-Q for the period ended June 30, 1996, as set forth below. Item 1 of this report is unchanged from the original filing.

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

SELECTED FINANCIAL DATA

                                            Second Quarter Ended                     Six Months Ended
                                                  June 30,                                June 30,
                                           ----------------------    Percent     -------------------------    Percent
                                              1996         1995      Change         1996           1995       Change
                                           ----------  ----------   ---------    ----------     ----------    --------
(In Millions, Except Per Share Data)
Net interest income                          $  360.3    $  346.2        4%        $  708.5       $  691.4        2%
Provision for credit losses                      26.5        25.2        5             56.6           48.7       16
Net income                                      127.1        98.7       29            240.0          193.5       24

PER COMMON SHARE
Net income                                   $    .82    $    .63       30%        $   1.55       $   1.23       26%
Cash dividends declared                           .28         .25       12              .56            .50       12
Book value                                      17.57       16.34        8            17.57          16.34        8
Average common shares outstanding, (000's)    151,898     151,121        1          151,356        151,672       --
Period-end shares outstanding, (000's)        155,621     149,084        4          155,621        149,084        4

FINANCIAL RATIOS
Return on average common equity                 19.38%      15.84%                    18.54%         15.75%
Return on average assets                         1.62        1.33                      1.54           1.31
Overhead ratio                                  56.08       61.70                     56.53          62.58
Net interest margin (1)                          5.31        5.40                      5.26           5.41
Leverage capital ratio                           8.07        8.02                      8.07           8.02
Risk-based capital ratios:
     Tier 1 capital                              8.06        8.79                      8.06           8.79
     Total capital                              11.88       11.35                     11.88          11.35

OTHER DATA -
  ADJUSTED FINANCIAL RATIOS
Return on average common equity (2)             17.70%      15.95%                    17.43%         15.81%
Return on average assets (2)                     1.49        1.33                      1.45           1.31
Overhead ratio (3)                              57.94       60.80                     57.33          62.11



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

         The risk-based capital and leverage ratios for U. S. Bancorp and its significant bank subsidiaries at June 30, 1996 are presented in the table below:

                                                         Risk-Based
                                                       Capital Ratios
                                                   ----------------------
                                   Total                          Total         Leverage
(In Millions)                      Assets          Tier 1        Capital         Ratio
                                  --------         ------       ---------       --------
U.S. Bancorp (Consolidated)        $32,789           8.06%        11.88%          8.07%
Bank Subsidiaries
   U.S. Bank of Oregon              13,434           7.33         11.16           8.16
   U.S. Bank of Washington           9,278           7.51         11.45           7.26
   West One Bank, Idaho              4,079          11.14         12.40           8.17
   U.S. Bank of California           1,917          10.48         12.77           8.08
   U.S. Bank of Nevada               1,052           9.38         11.95           6.89
   U.S. Savings Bank of Washington     771          18.85         20.11           9.06
   U.S. Bank of Utah                   767          10.45         11.70           8.37

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          U. S. BANCORP
                                                          (Registrant)



Date:  August 22, 1996              By:/s/ STEVEN P. ERWIN
                                    --------------------------------
                                    Steven P. Erwin
                                    Executive Vice President and
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)