Form 10-Q
period 1996-09-30
US BANCORP /OR/
filed 1996-11-14
CIK 101542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                          Yes   X                    No

Number of shares of Common Stock, par value $5, outstanding at October 31, 1996:
151,074,989 shares.

                                  U. S. BANCORP

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                               Page
     Item 1.  Financial Statements
                Consolidated Balance Sheet ...................................   3
                Consolidated Statement of Income .............................   5
                Consolidated Statement of Cash Flows .........................   7
                Consolidated Statement of Changes in Shareholders' Equity ....   9
                Notes to Consolidated Financial Statements ...................  10

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations ................  12



PART II - OTHER INFORMATION


                                                                               Page

     Item 6.  Exhibits and Reports on Form 8-K................................  29

Signatures ...................................................................  30
Exhibit Index ................................................................  31

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         U. S. BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                    September 30,       December 31,        September 30,
(In Thousands)                                                           1996              1995                 1995
                                                                    -------------      -------------        -------------
                                                                     (Unaudited)                             (Unaudited)
ASSETS
Cash and due from banks                                              $ 2,112,175         $ 2,416,209         $ 2,007,933
Federal funds sold and security resale agreements                        505,723             506,408             408,885
Other short-term investments                                              11,170              10,111               9,819
Trading account securities                                               131,241             279,656             173,770
Loans held for sale                                                      171,918             160,473             146,387
Securities available for sale, at fair value (amortized cost:
   $3,103,576,  $3,259,095 and $2,376,121, respectively)               3,089,827           3,276,723           2,402,687
Securities held to maturity, at amortized cost  (fair value:
   $836,213, $885,695 and $1,789,978, respectively)                      825,265             865,126           1,776,083
Loans and lease financing, net of unearned income
    Commercial                                                        11,983,403          11,413,953          11,322,776
    Lease financing                                                    1,370,128           1,187,373           1,078,598
    Foreign                                                               20,258              56,293              57,538
    Real estate construction                                           1,352,473             833,013             880,855
    Real estate mortgage                                               4,156,364           3,808,773           3,702,489
    Consumer                                                           5,700,587           5,485,383           5,485,978
                                                                     -----------         -----------         -----------
       Total loans and lease financing                                24,583,213          22,784,788          22,528,234
Allowance for credit losses                                             (466,018)           (434,508)           (401,355)
                                                                     -----------         -----------         -----------
Net loans and lease financing                                         24,117,195          22,350,280          22,126,879
Premises, furniture and equipment                                        612,077             633,836             638,311
Other real estate and equipment owned                                     32,143              32,679              34,343
Customers' liability on acceptances                                      382,332             306,648             295,825
Goodwill and core deposit intangible assets                              384,975             190,746             194,587
Other assets                                                             837,349             765,388             629,781
                                                                     -----------         -----------         -----------
                                                                     $33,213,390         $31,794,283         $30,845,290
                                                                     ===========         ===========         ===========

See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)

                                               September 30,       December 31,     September 30,
(In Thousands)                                     1996               1995              1995
                                              --------------      -------------     --------------
                                                (Unaudited)                          (Unaudited)
LIABILITIES
Deposits
    Noninterest-bearing deposits                $ 6,293,510        $ 6,009,728       $ 5,508,713
    NOW accounts and interest checking            2,749,134          2,709,155         2,599,909
    Savings                                       1,488,542          1,583,656         1,739,792
    Money market deposit accounts                 5,795,955          5,544,479         5,465,688
    Consumer time                                 5,778,609          5,685,290         5,505,209
                                                -----------        -----------       -----------
                                                 22,105,750         21,532,308        20,819,311
    Time - $100,000 or more                       2,457,428          1,732,321         1,797,580
                                                -----------        -----------       -----------
       Total deposits                            24,563,178         23,264,629        22,616,891

Federal funds purchased and security
    repurchase agreements                         2,273,058          2,731,116         2,489,478
Commercial paper                                    198,888            176,125           217,819
Other short-term borrowings                         766,518            692,105           796,233
Long-term debt                                    1,626,289          1,377,021         1,136,402
Acceptances outstanding                             382,332            306,648           295,825
Other liabilities                                   616,665            629,586           582,381
                                                -----------        -----------       -----------
       Total liabilities                         30,426,928         29,177,230        28,135,029

SHAREHOLDERS' EQUITY
Preferred stock                                     150,000            150,000           150,000
Common stock                                        755,212            752,962           762,932
Capital surplus                                     318,453            347,836           408,884
Retained earnings                                 1,572,515          1,356,907         1,373,498
Net unrealized gain (loss) on securities
    available for sale, net of tax                   (9,718)             9,348            14,947
                                                -----------        -----------       -----------
       Total shareholders' equity                 2,786,462          2,617,053         2,710,261
                                                -----------        -----------       -----------
                                                $33,213,390        $31,794,283       $30,845,290
                                                ===========        ===========       ===========


See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                  Third Quarter Ended              Nine Months Ended
                                                      September 30,                  September 30,
                                               --------------------------    -----------------------------
(In Thousands, Except Per Share Data)             1996           1995            1996             1995
                                               ----------    ------------    -----------     -------------
INTEREST INCOME
Loans and lease financing, including fees       $563,768       $536,950       $1,633,096       $1,569,650
Securities available for sale                     47,616         35,711          141,235          105,013
Securities held to maturity                       10,968         26,785           32,955           83,641
Loans held for sale                                3,128          3,102            9,848           10,205
Trading account securities                         1,475          2,384            6,615            7,259
Other interest income                              6,565          3,881           19,012           10,791
                                                --------       --------       ----------       ----------
       Total interest income                     633,520        608,813        1,842,761        1,786,559
                                                --------       --------       ----------       ----------
INTEREST EXPENSE
Deposits                                         194,418        181,804          571,572          521,505
Short-term borrowings                             37,212         50,507          114,480          156,768
Long-term debt                                    26,823         19,690           73,135           60,043
                                                --------       --------       ----------       ----------
       Total interest expense                    258,453        252,001          759,187          738,316
                                                --------       --------       ----------       ----------
NET INTEREST INCOME                              375,067        356,812        1,083,574        1,048,243
Provision for credit losses                       38,095         23,984           94,737           72,719
                                                --------       --------       ----------       ----------
Net interest income after
    provision for credit losses                  336,972        332,828          988,837          975,524

NONINTEREST REVENUES
Service charges on deposit accounts               49,858         47,512          144,920          143,592
Bank card revenue, net                            12,132         20,054           45,219           56,322
Trust and investment management                   17,117         16,008           53,222           49,768
Exchange fees                                      9,925         10,082           30,173           31,444
Insurance revenue                                  6,144          5,276           17,964           16,123
Mortgage banking income, net                       5,065          4,035           18,364           12,082
Other operating revenue                           26,696         26,661           79,352           71,126
Gain on sale of operations and loans                --            2,976           25,619            8,083
Equity investment income                           7,169          2,795           25,264            3,270
Gain on sale of securities
    available for sale                               882            728            5,277            2,270
Gain on sale of premises                           4,187            272            4,202            5,335
                                                --------       --------       ----------       ----------
    Total noninterest revenues                  $139,175       $136,399       $  449,576       $  399,415
                                                --------       --------       ----------       ----------

See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                   (CONTINUED)

                                               Third Quarter Ended            Nine Months Ended
                                                  September 30,                 September 30,
                                             -----------------------       -----------------------
(In  Thousands, Except Per Share Data)         1996           1995           1996           1995
                                             --------       --------       --------       --------
NONINTEREST EXPENSES
Employee compensation and benefits           $151,432       $151,494       $461,529       $450,510
Net occupancy expense                          20,561         21,421         60,288         63,939
Equipment rentals, depreciation
    and maintenance                            28,156         30,835         88,937         95,567
Stationery, supplies and postage               16,218         15,250         46,767         46,415
Regulatory agency fees                          2,880          3,445          8,242         30,732
Advertising and marketing                       7,996          6,630         24,144         24,947
Telecommunications                              8,586          8,555         24,706         25,268
Amortization of goodwill and core
    deposit intangibles                         7,403          4,903         15,417         12,713
Other operating expense                        42,024         43,832        125,430        145,763
Merger and integration costs                     --            4,798         18,178          8,548
SAIF assessment                                10,343           --           10,343           --
                                             --------       --------       --------       --------
    Total noninterest expenses                295,599        291,163        883,981        904,402
                                             --------       --------       --------       --------
Income before income taxes                    180,548        178,064        554,432        470,537
Provision for income taxes                     62,305         64,005        196,213        162,941
                                             --------       --------       --------       --------
Net income                                   $118,243       $114,059       $358,219       $307,596
                                             ========       ========       ========       ========
Net income applicable to
    common shareholders                      $115,196       $111,012       $349,078       $298,455
Per common share:
    Net income                               $    .75       $    .73       $   2.30       $   1.96
    Cash dividends declared                       .31            .28            .87            .78
Average number of common
    shares outstanding                        153,053        151,264        151,926        151,535


See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                 --------------------
(In Thousands)                                                                    1996       1995
                                                                                -------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $ 358,219   $   307,596
Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation, amortization and accretion                                  123,249        95,922
     Provision for credit losses                                                94,737        72,719
     Equity investment income                                                  (23,713)       (3,270)
     Gain on sales of securities available for sale                             (5,277)       (2,220)
     Gain on sales of securities held to maturity                                   --           (50)
     Gain on sales of trading securities                                       (12,686)      (12,577)
     Net gain on sales of loans and property                                    (4,047)      (30,279)
     Net gain on sales of mortgage loan servicing rights                        (3,533)           --
     Change in loans held for sale                                             (10,804)       12,146
     Change in trading account securities                                      162,966       (21,956)
     Change in deferred loan fees, net of amortization                           5,738         5,538
     Change in accrued interest receivable                                      10,890       (12,730)
     Change in accrued interest payable                                         (8,421)       25,651
     Change in other assets and liabilities, net                               (90,579)      144,758
                                                                            ----------   -----------
          Net cash provided by (used in) operating activities                  596,739       581,248
                                                                            ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-earning
   deposits of nonbank subsidiaries                                              8,620         9,918
Purchase of interest-earning deposits by nonbank subsidiaries                  (13,064)      (10,026)
Net decrease in investments in interest-
   earning deposits by banking subsidiaries                                      3,385         1,778
Proceeds from maturities of securities held to maturity                         85,999       254,975
Proceeds from sales of securities held to maturity                                  --         3,894
Purchase of securities held to maturity                                             --       (51,402)
Proceeds from maturities of securities available for sale                      831,658       425,432
Purchase of securities available for sale                                     (755,858)   (1,105,408)
Proceeds from sale of securities available for sale                            375,083       861,916
Proceeds from sales of equity investments                                       36,991         3,851
Purchase of equity investments                                                  (9,780)      (25,659)
Principal collected on loans by nonbank subsidiaries                         1,050,250       756,754
Loans made to customers by nonbank subsidiaries                             (1,223,754)     (895,887)
Net increase in loans by banking subsidiaries                               (1,146,511)     (826,663)
Proceeds from sales of loans                                                        --        14,660
Proceeds from sales of premises and equipment                                   34,899        28,925
Purchase of premises and equipment                                             (78,393)      (53,587)
Proceeds from sale of foreclosed assets                                         56,188        36,477
Proceeds from sale of mortgage loan servicing rights                               686          --
Purchase of mortgage loan servicing rights                                          --        (6,517)
Acquisitions/dispositions, net of cash and cash equivalents                   (131,911)       15,731
                                                                            ----------   -----------
        Net cash provided by (used in) investing activities                   (875,512)     (560,838)
                                                                            ----------   -----------

See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                     ------------------------------
(In Thousands)                                                          1996                1995
                                                                     -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                   568,269           753,147
Net change in short-term borrowings                                     (360,882)         (919,831)
Proceeds from issuance of long-term debt                                 661,576           359,538
Repayment of long-term debt                                             (412,697)         (267,555)
Proceeds from issuance of stock                                           20,945             8,424
Common stock repurchased                                                (380,259)          (93,248)
Dividends paid                                                          (122,898)         (106,607)
                                                                     -----------       -----------
Net cash used in financing activities                                    (25,946)         (266,132)
                                                                     -----------       -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (304,719)         (245,722)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         2,922,617         2,662,540
                                                                     -----------       -----------
CASH AND CASH EQUIVALENTS AT PERIOD END                              $ 2,617,898       $ 2,416,818
                                                                     ===========       ===========
 Supplemental disclosures:
 Cash paid during the period for:
    Interest                                                         $   767,608       $   752,753
    Income taxes                                                         149,528           134,002
 Non-cash investing activities:
    Transfer from loans to loans held for sale                                --           264,884
    Transfer from loans held for sale to loans                            12,392            24,715
    Fair value adjustment to securities available for sale                31,377            89,967
    Income tax effect related to fair value adjustment                    12,311            36,299
    Transfer from loans to other real estate owned                        63,356            48,162
    Transfer from premises to other real estate owned                     15,604             3,038

See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                                   September 30,
                                                          ------------------------------
(In Thousands)                                               1996                1995
                                                          -----------        -----------
Shareholders' equity at beginning of period                $2,617,053         $2,493,054
Net income                                                    358,219            307,596
Common stock
     Issued in acquisition                                    324,535               --
     Repurchased                                             (380,259)           (93,248)
     Issued to redeem subordinated debt                          --               49,443
     Stock options exercised, dividends
        reinvested and other transactions                      28,598              9,345
Dividends declared
    Preferred                                                  (9,141)            (9,141)
    Common                                                   (133,604)          (100,456)
Foreign currency translation adjustment, net of tax               127               --
Change in net unrealized gain (loss)
    on securities, net of tax                                 (19,066)            53,668
                                                           ----------         ----------
Shareholders' equity at end of period                      $2,786,462         $2,710,261
                                                           ==========         ==========


See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Principles of Consolidation

         The consolidated financial statements of U. S. Bancorp include the accounts of U. S. Bancorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited and should be read in conjunction with the 1995 Annual Report on Form 10-K of
U. S. Bancorp. A summary of U. S. Bancorp's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in U. S. Bancorp's 1995 Annual Report on Form 10-K. In the opinion of management, all adjustments (comprised of normal recurring accruals) necessary for a fair presentation of the interim financial statements have been included.

         Certain reclassifications of 1995 amounts were made in order to conform to the 1996 presentation, none of which affect previously reported net income.

         The major banking subsidiaries of U. S. Bancorp include United States National Bank of Oregon (U. S. Bank of Oregon), U. S. Bank of Washington, National Association, U. S. Bank of Idaho, U. S. Bank of California, U. S. Bank of Nevada and U.S. Bank of Utah.


  2.  Acquisitions and Dispositions

         On September 25, 1996, U. S. Bancorp announced the signing of a definitive agreement for U. S. Bancorp to acquire Sun Capital Bancorp (Sun Capital) and its subsidiary bank, Sun Capital Bank, a three-branch banking operation with approximately $70 million in assets based in St. George, Utah. Under the terms of the agreement, which is subject to regulatory approval, Sun Capital will be merged into U. S. Bancorp, and .95 shares of U. S. Bancorp common stock will be issued for each share of Sun Capital stock. U. S. Bancorp anticipates purchasing in the open market approximately 400,000 of its common shares, the number of shares expected to be issued in the merger. The transaction will be accounted for as a purchase.

         On June 6, 1996, U. S. Bancorp acquired California Bankshares, Inc.
(CBI), a $1.6 billion bank holding company headquartered in the San Francisco east bay area. In a transaction accounted for as a purchase, U. S. Bancorp issued 9.7 million common shares to CBI shareholders. U. S. Bancorp purchased an equal number of its common shares in the open market around the time of the acquisition.

         In May 1996, as part of the regulatory approval process for the merger of West One Bancorp (West One) with U. S. Bancorp in 1995, 31 branches, mainly in Oregon, with deposits of approximately $700 million and loans of approximately $400 million were divested. A pre-tax gain of $29 million was recognized in the second quarter of 1996.

3.  Accounting Pronouncements

         Effective January 1, 1996, U. S. Bancorp adopted three recently issued Statements of Financial Accounting Standards (SFAS).

         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," addresses accounting for the impairment of long-lived assets, such as premises, furniture and equipment, certain identifiable intangibles and goodwill related to those assets.

         SFAS No. 122, "Accounting for Mortgage Servicing Rights, " an amendment of SFAS No. 65, requires that companies recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired.

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

         These statements did not have a material effect on U.S. Bancorp's financial condition, results of operations, cash flows or related disclosures as of September 30, 1996 and for the nine months ended September 30, 1996.

         SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in June 1996. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is not expected to have a significant impact on U. S. Bancorp's financial condition, results of operations, cash flows or related disclosures.


4.  Commitments and Contingent Liabilities

         In the normal course of business there are various commitments and contingent liabilities to extend credit and guarantees, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions. Such commitments and contingent liabilities include commitments to extend credit of $18.4 billion, $15.9 billion and $13.8 billion and standby letters of credit of $1.2 billion, $1.1 billion and $1.1 billion at September 30, 1996, December 31, 1995 and September 30, 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The focus of the following discussion is on U. S. Bancorp's financial condition, changes in financial condition and results of operations. It is a supplement to the consolidated financial statements and footnotes presented elsewhere, and should be read in conjunction therewith.

SELECTED FINANCIAL DATA

                                               Third Quarter Ended                           Nine Months Ended
                                                  September 30,                                 September 30,
                                           --------------------------    Percent       -------------------------------      Percent
(In Millions, Except Per Share Data)           1996          1995        Change            1996               1995          Change
                                           -----------   ------------   ----------     ------------       ------------    ----------
Net interest income(1)                        $  385.7       $  369.5        4%           $1,116.1           $1,086.4           3%
Noninterest revenues - core(2)                   126.9          129.6       (2)              389.2              380.8           2
Noninterest expenses - core(2)                   288.1          289.0       --               857.3              890.3          (4)
Operating income(1)                              224.6          210.1        7               648.0              576.9          12
Provision for credit losses                       38.1           24.0       59                94.7               72.7          30
Noncore/nonrecurring noninterest revenues         12.2            6.8       79                60.4               18.6         225
Noncore/nonrecurring noninterest expenses         10.3            4.8      115                28.5               16.9          69
Net income                                       118.2          114.1        4               358.2              307.6          16

PER COMMON SHARE
Net income                                    $    .75       $    .73        3%           $   2.30           $   1.96          17%
Cash dividends declared                            .31            .28       11                 .87                .78          12
Book value                                       17.46          16.78        4               17.46              16.78           4
Average common shares outstanding,(000's)      153,053        151,264        1             151,926            151,535          --
Period-end shares outstanding,(000's)          151,042        152,586       (1)            151,042            152,586          (1)

FINANCIAL RATIOS
Return on average common equity                  17.11%         17.75%                       18.04%             16.44%
Return on average assets                          1.45           1.50                         1.51               1.37
Overhead ratio                                   56.31          57.56                        56.46              60.87
Net interest margin(1)                            5.32           5.44                         5.27               5.42
Leverage capital ratio                            7.50           8.34                         7.50               8.34
Risk based capital ratios:
    Tier 1 capital                                7.46           9.03                         7.46               9.03
    Total capital                                11.19          11.39                        11.19              11.39



(1) Tax-equivalent basis.
(2) Excludes noncore/nonrecurring items.

                                             Third Quarter Ended                  Nine Months Ended
                                                September 30,                        September 30,
                                            ---------------------    Percent    ---------------------    Percent
(In Millions, Except Per Share Data)         1996          1995      Change      1996           1995     Change
                                            -------       -------    -------    -------       -------    -------
AVERAGE BALANCES
Loans                                       $24,286       $22,367       9%      $23,568       $22,023      7%
Interest-earning assets                      28,897        27,037       7        28,244        26,795      5
Assets                                       32,504        30,263       7        31,712        30,003      6
Deposits                                     24,163        22,082       9        23,574        21,788      8
Common shareholders' equity                   2,679         2,482       8         2,585         2,427      7

PERIOD-END BALANCES
Loans                                                                           $24,583       $22,528      9%
Interest-earning assets                                                          29,318        27,446      7
Assets                                                                           33,213        30,845      8
Deposits                                                                         24,563        22,617      9
Long-term debt                                                                    1,626         1,136     43


RESULTS OF OPERATIONS

OVERVIEW

     To facilitate the discussion of its results of operations, in the table which appears below, U. S. Bancorp presents an additional analysis of performance to supplement the accompanying consolidated statement of income and balance sheet. This additional analysis of performance should not be viewed as a substitute for the generally accepted accounting principle-based financial statements previously presented. There are three primary differences between the consolidated statement of income and the operating income analysis that follows. First, the operating income analysis presents the line items in a slightly different order. Second, certain transactions that are nonrecurring or that are not related to what management believes are core businesses are not included in noninterest revenues and noninterest expenses in determining operating income. Finally, operating income is also before the provision for credit losses, other real estate owned transactions (OREO) and income taxes. The provision for credit losses is excluded from operating income as its amount is based on the analysis of the required level of the allowance for credit losses and can be subject to fluctuation due to the prevailing level of charge-offs. Management has presented the additional analysis in the belief that it is meaningful to understand the results and trends in operating income separately from nonrecurring transactions, noncore activities, certain provisions and other real estate owned transactions. Due to the format of this presentation, not all line items agree directly to the consolidated financial statements.

         For the third quarter of 1996, net income was $118.2 million, compared with net income of $114.1 million in the third quarter of 1995. Operating income, as defined and presented in the following table, increased 7 percent over the same period a year ago, primarily due to an increase in net interest income, a slight reduction in core noninterest revenues and a minor reduction in core noninterest expenses. The following key highlights compare the third quarter of 1996 with the same period of 1995 unless otherwise noted:

        -Net income totaled $118.2 million, or $.75 per share, an increase of 4 percent from $114.1 million, or $.73 per share.

        -Operating income (income on a tax-equivalent basis before the provision for credit losses, other real estate owned transactions, items determined to be noncore or nonrecurring, and income taxes) of $224.6 million was up 7 percent from $210.1 million.

        -Net interest income was $385.7 million, a 4% increase from $369.5 million in 1995. The increase was attributable to growth in earning assets and the acquisition of CBI.

        -Noninterest revenue (before items determined to be noncore or nonrecurring) was $126.9 million, a 2 percent decrease from $129.6 million. Increases in service charges, trust and mortgage banking income were offset by a decrease in bankcard revenues as the result of the sale of an interest in the merchant processing business.

        -Noninterest expenses (before OREO transactions and items determined to be noncore or nonrecurring) of $288.1 million decreased slightly from $289.0 million.

        -The provision for credit losses was $38.1 million, compared with $24.0 million. The net charge-off ratios were .45 percent in the third quarter of 1996 compared with .34 percent in the third quarter of 1995, mainly the result of higher losses in the commercial, consumer and bankcard portfolios.

        -The overhead ratio, excluding OREO and noncore/nonrecurring transactions, improved to 56.2 percent from 57.9 percent.


         Net income per share for the first nine months of 1996 improved to $2.30 in 1996 compared with $1.96 for the same period in 1995.
Noncore/nonrecurring transactions contributed $.10 per share after tax in 1996. Noncore/nonrecurring revenues and expenses in 1995 effectively offset each other, with minimal impact to net income per share.

         For the first nine months of 1996, net income was $358.2 million compared with $307.6 million for the first nine months of 1995. Return on average assets for the first nine months of 1996 was 1.51 percent, an improvement from 1.37 percent for the same period of 1995. Return on average common equity for the first nine months of 1996 was 18.04 percent, compared with
16.44 percent for the same period of 1995.

         The table below presents U. S. Bancorp's operating income analysis for the third quarter and nine month periods. A discussion of the major changes in each key component follows.

                                            Third Quarter Ended                             Nine Months Ended
                                               September 30,             Percent               September 30,              Percent
(In Thousands)                             1996             1995         Change          1996               1995          Change
                                        ---------        ---------       -------     -----------        -----------       -------
Net interest income (1)                  $385,747         $369,463           4%       $1,116,089         $1,086,413          3%
Noninterest revenues-core (2)             126,937          129,628          (2)          389,214            380,777          2
Noninterest expenses-core (2)             288,104          289,020                       857,264            890,274         (4)
                                         --------         --------                    ----------         ----------
Operating income (1)                      224,580          210,071           7           648,039            576,916         12
Provision for credit losses               (38,095)         (23,984)         59           (94,737)           (72,719)        30
OREO transactions                           2,848            2,630           8             1,804              2,805        (36)
                                         --------         --------                    ----------         ----------
                                          189,333          188,717                       555,106            507,002          9
Noncore/nonrecurring items:
   Gain on sale of
     operations and loans                    --              2,976                        25,619              8,083
   Equity investment income                 7,169            2,795                        25,264              3,270
   Gain on sale of securities
     available for sale                       882              728                         5,277              2,270
   Other nonrecurring noninterest
     revenue items                          4,187              272                         4,202              5,015
   Merger and integration costs              --             (4,798)                      (18,178)            (8,548)
   Business consolidation costs              --               --                            --               (4,000)
   SAIF assessment                        (10,343)            --                         (10,343)              --
   Other nonrecurring noninterest
     expense items                           --                 25                          --               (4,385)
                                         --------         --------                    ----------         ----------
Income before income taxes (1)            191,228          190,715                       586,947            508,707
Less tax-equivalent
   adjustment included above               10,680           12,651                        32,515             38,170
Provision for income taxes                 62,305           64,005                       196,213            162,941
                                         --------         --------                    ----------         ----------
Net income                               $118,243         $114,059           4%       $  358,219         $  307,596         16%
                                         ========         ========          ==        ==========         ==========        ===

(1) Tax-equivalent basis.
(2) Excludes noncore and nonrecurring items.


     For detailed information on the items presented as noncore or nonrecurring, refer to the respective discussions of "Noninterest Revenues" and "Noninterest Expenses" that follow.

NET INTEREST INCOME - TAX-EQUIVALENT BASIS

     Net interest income, the principal source of U. S. Bancorp's operating income, includes interest income and fees generated by interest-earning assets, primarily loans and securities portfolios, less interest expense on interest-bearing liabilities, primarily deposits, purchased funds and short-and long-term debt. Net interest income is affected by the volume and relative mix of both earning assets and interest-bearing and noninterest-bearing liabilities, and related interest yields and rates paid on these assets and liabilities.

ANALYSIS OF NET INTEREST INCOME (TAX-EQUIVALENT BASIS)

                                                                              Net
                                             Interest        Interest      Interest
(In Millions)                                 Income         Expense        Income
                                             --------        --------      --------
Third quarter 1995 as reported               $  621.5          $252.0      $  369.5
Increase (decrease) due to:
    Changes in balances                          41.0            16.6          24.4
    Changes in rates                            (18.3)          (10.1)         (8.2)
                                             --------          ------      --------
Third quarter 1996 as reported               $  644.2          $258.5      $  385.7
                                             ========          ======      ========
Nine months ended 1995 as reported           $1,824.7          $738.3      $1,086.4
Increase (decrease) due to:
    Changes in balances                          94.8            34.9          59.9
    Changes in rates                            (49.1)          (16.5)        (32.6)
    Change due to one more day in 1996            4.9             2.5           2.4
                                             --------          ------      --------
Nine months ended 1996 as reported           $1,875.3          $759.2      $1,116.1
                                             ========          ======      ========


Third Quarter Ended September 30, 1996 Compared With Third Quarter Ended September 30, 1995

     Net interest income on a tax-equivalent basis for the third quarter of 1996 was $385.7 million, an increase of $16.2 million over the third quarter of 1995. The net interest margin in the third quarter of 1996 was 5.32 percent compared with 5.44 percent in the same quarter a year ago, and 5.31 percent in the second quarter of 1996.

     The spread between the yield on interest-earning assets and rates paid on interest-bearing liabilities decreased in the third quarter of 1996 compared with third quarter 1995 mainly because the decline in the yields on interest-earning assets exceeded the reduction in rates paid on interest-bearing liabilities. The increase in net interest income was mainly due to the increase in earning assets.

     Average loans were $24.3 billion in the third quarter of 1996, an increase of $1.9 billion, or 9 percent, compared with the third quarter a year ago. Excluding the impact of the CBI acquisition and divestitures, average loans increased 6 percent to $23.6 billion in the third quarter of 1996 compared with the third quarter of 1995. Average commercial loans increased $696 million, average real estate construction loans increased $395 million and average real estate mortgage loans were up $381 million. Average securities were $3.8 billion during the third quarter of 1996, a 6 percent decrease from $4.1 billion in third quarter 1995.

     Average noninterest-bearing deposits increased $508 million, or 10 percent, in the third quarter of 1996 compared with the third quarter of 1995. Average interest-bearing deposits in the third quarter of

1996 increased $1.6 billion, or 9 percent, over the same period in 1995 primarily due to increases in NOW and interest checking, money market accounts, other time deposits and time deposits of $100,000 or more, which offset decreases in savings accounts. Excluding the impact of the CBI acquisition and divestitures, average total deposits increased 6 percent in the third quarter of 1996 compared with the same period in 1995.

     Average short-term borrowings, comprised of federal funds purchased and security repurchase agreements, commercial paper and other short-term borrowings, decreased $635 million. Average long-term debt increased $483 million in the third quarter of 1996 compared to the same period last year. The increase in long-term debt was the result of the issuance of $200 million in subordinated debentures in June 1996 and the issuance of $300 million of subordinated debt in October 1995.

Nine Months Ended September 30, 1996 Compared With Nine Months Ended September 30, 1995

     Net interest income on a tax-equivalent basis was $1.1 billion, a $29.7 million increase over the first nine months of 1995. The net interest margin was
5.27 percent in the first nine months of 1996 compared with 5.42 percent in the first nine months of 1995. The increase in net interest income was due primarily to an increase in earning assets.

     Average total loans were $23.6 billion in the first nine months of 1996, an increase of $1.5 billion, or 7 percent, compared with the same period a year ago. Excluding the impact of the CBI acquisition and divestitures, average total loans increased 6 percent in the first nine months of 1996 compared with the first nine months in 1995. Average commercial loans increased $829 million with smaller increases in real estate mortgage and real estate construction loans, and lease financing. Average total securities portfolios were $3.9 billion during the first nine months of 1996, an 8 percent decrease from $4.2 billion in the first nine months of 1995. The decrease resulted primarily from the use of maturities of securities to fund loan growth.

     Average noninterest-bearing deposits increased $419 million, or 8 percent, in the first nine months of 1996 compared with the first nine months of 1995. Average interest-bearing deposits in the first nine months of 1996 increased $1.4 billion, or 8 percent, over the same period in 1995 primarily due to increases in NOW and interest checking, money market accounts, time deposits of $100,000 or more and other time deposits, exceeding the decrease in average savings. Excluding the impact of the CBI acquisition and divestitures, average total deposits increased 7 percent for the first nine months of 1996 compared with the same period a year ago.

     Average short-term borrowings, as defined above, decreased $666 million while average long-term debt increased $313 million in the first nine months of 1996 compared to the same period last year.

                                                           Third Quarter Ended            Nine Months Ended
Net Interest Margin Analysis                                   September 30,                 September 30,
                                                          ---------------------         ---------------------
(Tax-equivalent Basis)                                     1996           1995           1996           1995
                                                          ------         ------         ------         ------
Average rate earned on interest-earning assets             8.88%          9.14%          8.86%          9.10%
Average rate paid on interest-bearing liabilities          4.46           4.62           4.48           4.56
                                                           ----           ----           ----           ----
Rate spread                                                4.42%          4.52%          4.38%          4.54%
                                                           ====           ====           ====           ====
Net interest margin                                        5.32%          5.44%          5.27%          5.42%
                                                           ====           ====           ====           ====

NONINTEREST REVENUES

     Noninterest revenues, excluding revenues associated with noncore/nonrecurring activities identified below, increased $8.4 million, or 2 percent in the first nine months of 1996, and decreased $2.7 million, or 2 percent, in the third quarter of 1996 compared with the same periods of 1995. Excluding the impact of the CBI acquisition, noninterest revenues increased 2 percent in the first nine months of 1996 and declined 3 percent in the third quarter of 1996 compared with the same periods in 1995. The principal components of noninterest revenues are shown in the table below.

                                                  Third Quarter Ended                          Nine Months Ended
                                                      September 30,                              September 30,
                                                ------------------------       Percent      -----------------------      Percent
(In Thousands)                                    1996            1995         Change         1996           1995        Change
                                                --------       ---------       -------      --------       --------      ------
      Noninterest revenues:
      Service charges on deposit accounts       $ 49,858       $  47,512          5%        $144,920       $143,592         1%
      Bank card revenue, net                      12,132          20,054        (40)          45,219         56,322       (20)
      Trust and investment management             17,117          16,008          7           53,222         49,768         7
      Exchange fees                                9,925          10,082         (2)          30,173         31,444        (4)
      Insurance revenue                            6,144           5,276         16           17,964         16,123        11
      ATM revenue                                  5,772           5,702          1           16,272         16,134         1
      Brokerage and other commissions              3,434           3,558         (3)          12,195          9,334        31
      Trading account                              5,253           5,771         (9)          12,686         14,319       (11)
      Mortgage banking income, net                 5,065           4,035         26           18,364         10,402        77
      Other revenue                               12,237          11,630          5           38,199         33,339        15
                                                --------       ---------                    --------       --------
                                                 126,937         129,628         (2)         389,214        380,777         2

      Noncore/nonrecurring items:
      Gain on sale of
         operations and loans                       --             2,976                      25,619          8,083
      Equity investment income                     7,169           2,795                      25,264          3,270
      Gain on sale of securities
         available for sale                          882             728                       5,277          2,270
      Other noncore/nonrecurring
         noninterest revenue items                 4,187             272                       4,202          5,015
                                                --------       ---------                    --------       --------
      Total noninterest revenues                $139,175       $ 136,399          2%        $449,576       $399,415        13%
                                                ========       =========       ====         ========       ========       ===

     Service charges increased 5 percent in the third quarter of 1996 compared with the third quarter of 1995 and increased 1 percent in the first nine months of 1996 compared with the first nine months of 1995.

     Trust and investment management fees and insurance revenues increased in the third quarter and first nine months of 1996 compared to the same periods in 1995 due mainly to increased emphasis on fee-based sources of revenue and the corresponding increases in sales volumes of related product and services. Brokerage and other commissions increased $2.9 million in the first nine months of 1996 compared to the same period last year. Funds under management in Qualivest Funds, U. S. Bancorp's proprietary mutual funds, grew 38 percent to $9.4 billion in the first nine months of 1996 from year-end 1995.

     The decline in bankcard revenues in 1996 reflected the September 1995 sale of an interest in the merchant processing service business and the allocation of the merchant contract base to a co-owned business alliance. Certain expenses also declined as the result of this transaction, as discussed in the analysis of noninterest expense following.

     Mortgage banking income increased in the third quarter and first nine months of 1996 as compared to the same periods in 1995, and was due primarily to a higher level of mortgage loan originations and related mortgage banking activities. In addition, the implementation of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," in 1996 resulted in the recognition of approximately $2.8 million in income related to originated mortgage servicing rights.

     Included in other revenue in the table above for the first nine months of 1996 is $3.2 million of servicing income attributable to a portfolio of affinity credit card receivables sold in the second quarter of 1995 under an interim servicing agreement which ended during the second quarter of 1996 .

     In 1996, the gain on sale of operations and loans consisted primarily of a $28.8 million gain on sale of branches divested in May 1996 in conjunction with the West One acquisition. Also included in this line item was $3.0 million of net losses on credit card portfolio sales. Equity investment income is mainly derived from U. S. Bancorp's investment as a limited partner in several limited partnerships and, to a lesser degree, in venture capital investments. U. S. Bancorp has no control over investment sales activities by the general partners, and realized gains of $20.2 million in the first nine months of 1996 and $7.2 million in the third quarter of 1996 related to sales of limited partnership investments by the general partners. Gains of $4.5 million in the first nine months of 1996 were realized on disposition of venture capital investments. Other noncore/nonrecurring revenue items in 1996 included primarily a gain of $4.2 million recognized on the sale of idle facilities.

     Noncore/nonrecurring items in 1995 included gains on sale of affinity credit card and mortgage loan portfolios of $7.6 million and a $500 thousand branch sale gain. Other noncore/nonrecurring revenue items in 1995 included a $5.3 million gain on sale of a former bank headquarters building, a $1.7 million gain on sale of servicing rights, and $2.0 million of losses related to U. S. Bancorp's import/export financing subsidiary that was closed in 1995.

     The available for sale securities gains in the first nine months of 1996 primarily reflected the sale of mortgage-backed securities, with subsequent reinvestment of the proceeds in additional available-for-sale securities.

NONINTEREST EXPENSES

     Several categories of expenses have been affected by the cost savings achieved as the result of the West One merger; branch divestitures; purchase acquisitions in 1996; and investments in technology. Noninterest expenses, before noncore/nonrecurring items, were level in the third quarter of 1996 compared with the third quarter of 1995 and decreased 4 percent in the first nine months of 1996 compared with the nine months ended September 30, 1995. Excluding the impact of the CBI acquisition, noninterest expenses declined 4 percent in the third quarter of 1996 and 5 percent in the first nine months of 1996 compared with the same periods in 1995. The principal components of noninterest expense are shown in the following table.

                                              Third Quarter Ended                            Nine Months Ended
                                                 September 30,             Percent              September 30,            Percent
                                             --------------------                           ---------------------
(In Thousands)                               1996            1995          Change           1996             1995        Change
                                             ----            ----          ------           ----             ----        ------
Noninterest expenses:
Employee compensation
    and benefits                           $151,432         $151,494           -%         $461,529         $450,510          2%
Net occupancy expense                        20,561           21,421          (4)           60,288           63,939         (6)
Equipment rentals,
    depreciation and
    maintenance                              28,156           30,835          (9)           88,937           95,567         (7)
Stationery, supplies and
    postage                                  16,218           15,250           6            46,767           46,415          1
Regulatory agency fees                        2,880            3,445         (16)            8,242           30,732        (73)
Advertising and marketing                     7,996            6,630          21            24,144           24,947         (3)
Telecommunications                            8,586            8,555          --            24,706           25,268         (2)
Amortization of goodwill and core
    deposit intangibles                       7,403            4,903          51            15,417           12,713         21
Contract personnel                            4,510            3,256          39            13,041            8,254         58
Other taxes and licenses                      3,884            3,838           1            11,987           11,627          3
Legal and accounting                          1,633            2,432         (33)            6,560            8,991        (27)
Travel                                        3,713            2,878          29             9,765            8,924          9
All other                                    31,132           34,083          (9)           85,881          102,387        (16)
                                           --------         --------                      --------         --------
                                            288,104          289,020          --           857,264          890,274         (4)

Noncore/nonrecurring expense items:
OREO transactions                            (2,848)          (2,630)                       (1,804)          (2,805)
Merger and integration costs                   --              4,798                        18,178            8,548
Business consolidation costs                   --               --                            --              4,000
SAIF assessment                              10,343             --                          10,343             --
Other noncore/nonrecurring
    noninterest expense items                  --                (25)                         --              4,385
                                           --------         --------                      --------         --------
Total noninterest expenses                 $295,599         $291,163           2%         $883,981         $904,402         (2)%
                                           ========         ========        ====          ========         ========        ===

         The acquisition of CBI, accounted for as a purchase in June 1996, added $6.9 million to employee compensation and benefits in the third quarter of 1996, and $8.8 million in the first nine months of 1996. The following discussion of employee compensation and benefits excludes the impact of CBI. Employee compensation, composed of salaries and incentive payments, decreased $6.9 million in the third quarter of 1996 compared with 1995 and increased $2.2 million in the first nine months of 1996 compared with the comparable prior period. While salary totals declined due to reductions in the numbers of employees as the consolidation of West One operations and branches approached completion, incentive and commission payments, mainly related to retail deposit origination and retention programs, increased, for a net increase of $4.4 million in the first nine months of 1996 as compared with the first nine months of 1995. Employee benefits decreased $2.2 million in the first nine months of 1996 compared with the same period of 1995 mainly due to lower medical plan expenses.

         Contract personnel expenses increased in the first nine months and third quarter of 1996 compared with the same periods in 1995. U. S. Bancorp uses contract personnel to provide flexibility in addressing business consolidation and integration-related activities, as well as technology upgrades and enhancements.

         Regulatory agency fees were down 73 percent in the first nine months of 1996 and 16 percent in the third quarter of 1996 compared to the same periods in 1995 due to the reduction in FDIC deposit insurance premiums. The rate assessed for well-capitalized banks decreased from $.23 to $.04 of FDIC insured deposits at June 30, 1995, and the rate was zero for the third quarter of 1996 for deposits insured by the Bank Insurance Fund. Included in noncore/nonrecurring expense is a one time expense for the recapitalization of the Savings Association Insurance Fund of $10.3 million recorded in the third quarter of 1996.

         Net occupancy and equipment related expenses have been reduced reflecting back office and branch consolidations and divestitures. Amortization of goodwill and core deposit intangibles increased $2.5 million in the first nine months of 1996 and $2.7 million in the third quarter of 1996 compared to the same periods in 1995, as a result of the goodwill and core deposit intangible assets related to the CBI acquisition. The net-of-tax impact of goodwill and core deposit intangible amortization was $.09 per share in the first nine months of 1996 and $.04 in the third quarter of 1996. In the first nine months of 1995 the net-of-tax impact of goodwill and core deposit amortization was $.06 per share and $.03 in the third quarter of 1995.

         The decreases in legal and accounting expenses and the all other expense category were mainly reflective of the integration efforts and business consolidations. The all other expense category decreased $3.0 million in the third quarter of 1996 compared with the third quarter of 1995, and decreased $16.5 million in the first nine months of 1996 compared with the prior year. Following is a discussion of selected items included in the expense category all other. On a year-to-date basis, expenses decreased significantly related to the merchant processing service business and the affinity card portfolio sold in 1995. In addition, consulting expenses decreased $3.2 million in the first nine months of 1996 compared with the same period in 1995 as certain merger integration activity declined.

         The overhead ratio (defined as noninterest expenses as a percentage of tax-equivalent net interest income and noninterest revenues) improved to 56.3 percent in the third quarter of 1996 compared with 57.6 percent in the third quarter of 1995. The overhead ratio decreased to 56.5 percent for the first nine months of 1996 compared to 60.9 percent for the same period in 1995.

     In connection with the West One merger in the fourth quarter of 1995, U. S. Bancorp recorded a pre-tax merger and integration cost provision of $98.9 million. An additional $18.2 million of merger-related expenses were incurred during the first and second quarters of 1996. The merger and integration activity is summarized in the table below.

                                                       Severance,     Facilities
                                                      Retention and       and
                                                      Other Employee    Account     Professional
(In Millions)                                         Related Costs   Conversions       Fees           Other          Total
                                                      ------------    -----------   ------------    ------------    ---------
Provision for merger and integration costs, 1995          $29.4          $39.6          $13.9          $16.0          $98.9
Utilization for the period
     Cash                                                    --             .2           10.6             .5           11.3
     Noncash                                                 --             --             --             --             --
                                                          -----          -----          -----          -----          -----
          Total                                              --             .2           10.6             .5           11.3
                                                          -----          -----          -----          -----          -----
Balance, December 31, 1995                                 29.4           39.4            3.3           15.5           87.6

Provision for merger and integration costs, 1996           13.2            1.4             .7            2.9           18.2
Utilization for the period
     Cash                                                  29.8           21.4            3.5            6.8           61.5
     Noncash                                                 --            6.0             --            8.1           14.1
                                                          -----          -----          -----          -----          -----
          Total                                            29.8           27.4            3.5           14.9           75.6
                                                          -----          -----          -----          -----          -----
Balance, September 30, 1996                               $12.8          $13.4          $  .5          $ 3.5          $30.2
                                                          =====          =====          =====          =====          =====

INCOME TAXES

     The effective tax rates for the nine months ended September 30, 1996 and 1995 were 35.4 percent and 34.6 percent, respectively. The increase in the effective tax rate in 1996 was mainly due to the higher level of earnings leading to a corresponding decrease in the proportion of tax-exempt income compared with 1995.

FINANCIAL CONDITION

SECURITIES PORTFOLIOS

     Securities available for sale totaled $3.1 billion at September 30, 1996 compared with $3.3 billion at December 31, 1995 and $2.4 billion at September 30, 1995. Securities held to maturity totaled $825 million at September 30, 1996, compared with $865 million at December 31, 1995 and $1.8 billion at September 30, 1995. Securities in both portfolios may decline moderately in the future as the cash received from maturities may be used to fund loan growth. The year-over-year changes in the securities portfolio balances mainly reflect the impact of the reclassification of $800 million of held-to-maturity securities to available-for-sale securities in the fourth quarter of 1995.

LOAN PORTFOLIO

         Loans outstanding were $24.6 billion, $22.8 billion and $22.5 billion at September 30, 1996, December 31, 1995 and September 30, 1995, respectively. Loan balances at September 30, 1996 included $1.0 billion of loans related to the CBI purchase. Average loans increased at an annualized rate of 14 percent to $24.3 billion in the third quarter of 1996 from $23.5 billion in the second quarter of 1996. Excluding the impact of the CBI purchase and loans sold in conjunction with divested branches, annualized loan growth from the second quarter of 1996 to the third quarter of 1996 was approximately 5 percent.

LIQUIDITY

         Liquidity is the ability to raise adequate and reasonably priced funds, including deposits, purchased funds, varying maturities of notes, long-term debt and equity capital, and is determined based on the mix and maturities of assets and liabilities.

         Core deposits, defined as deposits other than time deposits of $100,000 or more, are U. S. Bancorp's primary source of funding and provide a sizable source of relatively stable, low-cost funds. Average core deposits increased to $21.5 billion in the third quarter of 1996, an increase of $493 million from the second quarter of 1996.

         Other sources of liquidity include purchased funds, comprised of time deposits over $100,000, federal funds purchased and security repurchase agreements, commercial paper and short-term borrowings. Average purchased funds were $5.5 billion and $5.4 billion in the third and second quarters of 1996, respectively. A portion of the remaining funding of average total assets came from long-term debt, which averaged $1.6 billion and $1.4 billion in the third and second quarters of 1996, respectively.

         U. S. Bancorp's liquidity is enhanced by its accessibility to a diversity of national market sources of funds. At September 30, 1996, U. S. Bancorp had available a total of $600 million in uncommitted borrowing capacities for medium-term notes and preferred stock and a $500 million general liquidity line of credit.

         On November 4, 1996, U.S. Bancorp filed with the Securities and Exchange Commission a registration statement for $1.0 billion of unsecured senior and subordinated debt securities. U.S. Bancorp plans to use this funding source for general corporate purposes.

         The following table summarizes U. S. Bancorp's ratings by major statistical rating agencies at September 30, 1996; such ratings are subject to revision or withdrawal at anytime.

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

         In the third quarter of 1996, U. S. Bancorp completed the repurchase of 9.7 million shares of its common stock, equal to the shares issued to former shareholders of CBI. On October 17, 1996, U. S. Bancorp announced the authorization by the Board of Directors to repurchase up to 7.5 million shares of its common stock, approximately five percent, subject to market conditions and necessary regulatory approvals. The funds for the purchase of such shares are obtained from a variety of sources, including, but not limited to, issuance of debt and asset maturities and sales.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

         The provision for credit losses was $38.1 million for the third quarter of 1996 and $94.7 million for the first nine months of 1996. This compares with $24.0 million for the third quarter of 1995 and $72.7 million for the first nine months of 1995. The higher provision reflected the growth in the loan portfolio, the increase in the ratio of the allowance for credit losses to 1.90 percent of loans from 1.78 percent at September 30, 1995, and a higher level of net charge-offs in 1996. The provision for credit losses for the first nine months also includes approximately $5.2 million related to the merger with CBI and the integration of the combined loan portfolios, as well as the impact of the reduction in loans related to branch divestitures.

         Management performs a quarterly analysis to establish the appropriate level of the allowance, taking into consideration such factors as loan loss experience, an evaluation of potential losses in the portfolio, credit concentrations and trends in portfolio volume, maturity, delinquencies and nonaccruals, risks associated with standby letters of credit which guarantee the debt of others and other off-balance sheet commitments, and prevailing and anticipated economic conditions. U. S. Bancorp closely monitors credit risk in its loan portfolio and believes that its credit approval and review processes are effective and operating in accordance with sound banking policy, and that the allowance for credit losses at September 30, 1996 was adequate to absorb potential credit losses inherent in loans, leases, loan commitments and standby letters of credit outstanding at that date.

         U. S. Bancorp continues to evaluate its loan portfolio for impairment as defined by SFAS No. 114, "Accounting for Creditors for Impairment of a Loan," as amended. The total recorded investment in impaired loans was $122.5 million at September 30, 1996, compared with $104.0 million at December 31, 1995. Any associated valuation allowance was not material.

           The table below presents the change in the allowance for credit losses for the periods indicated.

ALLOWANCE FOR CREDIT LOSSES

                                           Nine Months                                    Nine Months
                                              Ended               Year Ended                 Ended
                                          September 30,          December 31,            September 30,
(In Thousands)                                 1996                  1995                    1995
                                           -----------           ------------            ------------
Loans (net of unearned income)             $24,583,213            $22,784,788             $22,528,234
                                           ===========            ===========             ===========
Daily average loans
    (net of unearned income)               $23,567,735            $22,162,751             $22,023,259
                                           ===========            ===========             ===========
Balance of allowance for credit
    losses at beginning of period          $   434,508            $   387,559             $   387,559
Acquisitions (dispositions)                     14,855                 (3,137)                 (3,190)
Charge-offs
    Commercial                                  31,831                 25,912                  17,494
    Lease financing                                655                    716                     474
    Real estate construction                       458                    538                     314
    Real estate mortgage                         1,931                  6,829                   6,357
    Consumer                                    35,062                 44,804                  32,812
    Bank card                                   35,151                 38,094                  29,795
                                           -----------            -----------             -----------
                                               105,088                116,893                  87,246
                                           -----------            -----------             -----------
Recoveries
    Commercial                                   9,573                 17,710                  12,569
    Lease financing                                346                    593                     422
    Real estate construction                       428                  1,955                   1,915
    Real estate mortgage                         2,519                  2,969                   1,837
    Consumer                                     9,662                 13,469                   9,856
    Bank card                                    4,478                  6,190                   4,914
                                           -----------            -----------             -----------
                                                27,006                 42,886                  31,513
                                           -----------            -----------             -----------
Net charge-offs                                 78,082                 74,007                  55,733
Provision for credit losses                     94,737                124,093                  72,719
                                           -----------            -----------             -----------
Balance of allowance for credit
    losses at end of period                $   466,018            $   434,508             $   401,355
                                           ===========            ===========             ===========
Net charge-offs to average loans
    and leases                                     .44%                   .33%                    .34%
Allowance for credit losses to
    period-end loans and leases                   1.90                   1.91                    1.78
Allowance as a % of
    nonperforming loans                            299                    336                     264

ASSET QUALITY

         As presented in the table below, nonperforming assets as a percentage of loans and foreclosed assets was .81 percent at September 30, 1996, .73 percent at December 31, 1995 and .84 percent at September 30, 1995. Nonperforming assets totaled $199 million at September 30, 1996, compared to $167 million at December 31, 1995 and $189 million a year ago. U. S. Bancorp anticipates normal fluctuations in the balance of nonaccrual loans as it increases its lending activity and resolves loans currently in the nonaccrual portfolio.

         The increase in nonaccrual loans at September 30, 1996 compared with year-end 1995 was due primarily to the addition of two commercial credits in the third quarter of 1996. Total bank properties pending disposition at September 30, 1996 resulted from the consolidation of branches in Oregon and Washington related to the West One acquisition. The majority of the properties have sales transactions pending. The increase in accruing loans past due 90 days or more at September 30, 1996 compared with December 31, 1996, was due primarily to the increase in consumer loans past due 90 days or more.

         In addition to the loans classified as nonperforming, U. S. Bancorp has other loans which it has internally classified, largely due to weakening financial condition of the borrowers or concern about specific industries. These loans, although currently performing in accordance with contractual terms, are monitored closely by management and have been considered in establishing the level of the allowance for credit losses. U. S. Bancorp's lending procedures and loan portfolio, including internally classified loans, are examined by regulatory agencies as part of their supervisory activities.

         The following table summarizes U. S. Bancorp's nonperforming assets and past due loans. Past due loans are defined as loans contractually past due as to interest or principal 90 days or more.

                                                   September 30,      December 31,      September 30,
(In Thousands)                                        1996               1995               1995
                                                    --------           --------           --------
Nonaccrual loans                                    $150,263           $118,436           $140,923
Restructured loans                                     5,433             10,996             11,010
Other real estate and equipment owned                 32,143             32,679             34,343
                                                    --------           --------           --------
                                                     187,839            162,111            186,276
Bank properties pending disposition
  (included in other assets)                          11,175              4,533              2,768
                                                    --------           --------           --------
    Total nonperforming assets                      $199,014           $166,644           $189,044
                                                    ========           ========           ========
Accruing loans past due 90 days or more             $ 41,789           $ 29,968           $ 22,124
                                                    ========           ========           ========
Total nonaccrual and restructured loans as
    a percentage of total loans                          .63%               .57%               .67%
Total nonperforming assets as a percentage
    of loans and foreclosed assets                       .81                .73                .84

CAPITAL AND DIVIDENDS

     The federal bank regulatory agencies jointly issued rules which implemented a system of prompt corrective action for financial institutions required by FDICIA. The rules define the relevant capital levels for the five categories, ranging from "well-capitalized" to "critically undercapitalized". An insured depository institution is generally deemed to be "well-capitalized" if it has a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least six percent, and a leverage ratio of at least five percent.

     Risk-based capital guidelines issued by the Federal Reserve Board establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures for bank holding companies. The guidelines require a minimum total risk-based capital ratio of eight percent, with half of the total in the form of Tier 1 capital. U. S. Bancorp's Tier 1 capital is comprised primarily of common equity and perpetual preferred stock, less goodwill and certain other intangibles, and excludes the equity impact of adjusting available for sale securities to market value. Total capital also includes qualifying subordinated debt and a portion of the allowance for credit losses, as defined.

     The risk-based capital rules have been supplemented by a leverage ratio, defined as Tier 1 capital to adjusted quarterly average total assets. Banking organizations other than those which are most highly rated are expected to maintain ratios at least 100 to 200 basis points above the minimum three percent level, depending on their financial condition.

     Each subsidiary bank is subjected to capital requirements similar to the requirements for bank holding companies. At September 30, 1996, all of U. S. Bancorp's banking subsidiaries met the risk-based capital ratio and leverage ratio requirements for "well-capitalized" banks. The banking subsidiaries' ratios are expected to be maintained at such levels by the retention of earnings and, if necessary, the issuance of additional capital-qualifying securities.

     The risk-based capital and capital leverage ratios for U. S. Bancorp and its significant bank subsidiaries at September 30, 1996 are presented in the table below:

                                                           Risk-based
                                                         Capital Ratios
                                                     ------------------------
                                      Total                           Total          Leverage
(In Millions)                         Assets          Tier 1         Capital          Ratio
                                     -------          -----           -----           -----
U.S. Bancorp (Consolidated)          $33,213           7.46%          11.19%           7.50%
Bank Subsidiaries
    U.S. Bank of Oregon               14,029           6.73           10.41            7.49
    U.S. Bank of Washington            9,506           7.45           11.13            7.87
    U.S. Bank of Idaho                 3,816          10.68           11.94            8.80
    U.S. Bank of California            1,921          10.63           12.93            8.23
    U.S. Bank of Nevada                1,083           9.21           11.72            6.96
    U.S. Bank of Utah                    781           9.23           10.48            7.79

     At September 30, 1996, common shareholders' equity was $2.6 billion. For the third quarter of 1996, average common equity to average total assets increased to 8.24 percent from 8.20 percent in the third quarter of 1995. The quarterly dividend rates were $.31 and $.28 for the third quarters of 1996 and 1995, respectively.

FORWARD-LOOKING INFORMATION

     Statements appearing in this report which are not historical in nature, including the discussions of the effects of recent mergers and the adequacy of
U. S. Bancorp's capital resources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to U. S. Bancorp include those related to the economic environment, particularly in the region in which U. S. Bancorp operates, competitive products and pricing, fiscal and monetary policies of the U. S. government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

         (a) The exhibits filed herewith are listed in the Exhibit Index on page 31 of this report.

         (b) During the quarter ended September 30, 1996, no reports on Form 8-K were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   U. S. BANCORP
                                   (Registrant)


Date:  November 13, 1996           By:  /s/  STEVEN P. ERWIN
                                       ----------------------------
                                   Steven P. Erwin
                                   Executive Vice President and
                                     Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

  Exhibit
  -------

12.1 U. S. Bancorp and Subsidiaries - Computation of Ratios of Consolidated Earnings to Fixed Charges.

12.2     U. S. Bancorp and Subsidiaries - Capital Ratios.

27       Financial Data Schedule.