Form 10-K
period 1996-12-31
US BANCORP /OR/
filed 1997-03-13
CIK 101542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         COMMISSION FILE NUMBER 0-3505
                                 U. S. BANCORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        OREGON                                              93-0571730
   (STATE OR OTHER JURISDICTION OF INCORPORATION OR
                     ORGANIZATION)                             (I.R.S. EMPLOYER IDENTIFICATION NO.)
       111 S.W. FIFTH AVENUE, PORTLAND, OREGON                                97204
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
      State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                       $5,509,308,056 at February 7, 1997
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                        CLASS                                    OUTSTANDING AT FEBRUARY 7, 1997
    Common Stock, Par Value Five Dollars Per Share                      147,934,549 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE
      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the U. S. Bancorp Definitive Proxy Statement dated March 13, 1997, are incorporated by reference into Part III of Form 10-K.

                                     INDEX

                                                                                                      Page
                                                                                                      ----
             PART I
          Item 1.    Business                                                                            1
                     General                                                                             1
                     Commercial Banking                                                                  1
                     Retail Banking                                                                      1
                     Corporate Banking                                                                   2
                     Investment Services and Trust                                                       2
                     Nonbank Subsidiaries                                                                2
                     Competition                                                                         3
                     Employees                                                                           3
                     Monetary Policies                                                                   3
                     Supervision and Regulation                                                          3
                     U. S. Bancorp                                                                       3
                     Bank Subsidiaries                                                                   4
                     Nonbank Subsidiaries                                                                5
          Item 2.    Properties                                                                          5
          Item 3.    Legal Proceedings                                                                   6
          Item 4.    Submission of Matters to a Vote of Security Holders                                 6
                     Executive Officers of the Registrant                                                6
            PART II
          Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters               8
          Item 6.    Selected Financial Data                                                             9
          Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                         10
          Item 8.    Financial Statements and Supplementary Data                                        32
          Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure                                                                         68
           PART III
          Item 10.   Directors and Executive Officers of the Registrant                                 68
                     (See Part I for Executive Officers of the Registrant)
          Item 11.   Executive Compensation                                                             68
          Item 12.   Security Ownership of Certain Beneficial Owners and Management                     68
          Item 13.   Certain Relationships and Related Transactions                                     68
            PART IV
          Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                   68
            SIGNATURES                                                                                  69
            EXHIBIT INDEX                                                                               71

                                     PART I

                                Item 1. Business

GENERAL

      U. S. Bancorp ("Bancorp") is a regional bank holding company incorporated in the state of Oregon in 1968 and headquartered in Portland, Oregon. Bancorp's principal activities are located in the Northwest, but it has operations throughout the Far West and, to a lesser extent, the rest of the United States. At December 31, 1996, Bancorp had consolidated assets of $33.3 billion and shareholders' equity of $2.7 billion. Bancorp is among the 30 largest bank holding companies in the United States in terms of total assets. The principal banking subsidiaries of Bancorp at December 31, 1996, were United States National Bank of Oregon ("U.S. Bank of Oregon"), U.S. Bank of Washington, National Association ("U.S. Bank of Washington"), U.S. Bank of Idaho, U.S. Bank of California, U.S. Bank of Nevada, and U.S. Bank of Utah (collectively the "banking subsidiaries"). It is anticipated that the banking subsidiaries will be merged into U.S. Bank of Oregon by September 1997 as permitted by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. See also "Supervision and Regulation."
      The banking subsidiaries of Bancorp are engaged in general retail and corporate banking, and provide investment and trust services. U.S. Bank of Oregon and U.S. Bank of Idaho are each the largest commercial banks, in terms of deposits, in their states, while the other banking subsidiaries have significant presences in their states and chosen markets. Other subsidiaries of Bancorp provide financial services related to banking, including lease financing, discount brokerage, investment advisory services, and insurance agency and credit life insurance services. In addition, the investment advisor subsidiary of U.S. Bank of Oregon, Qualivest Capital Management, Inc. advises a group of mutual funds, the Qualivest Funds.
      Bancorp actively reviews proposals for various acquisition opportunities with which it is regularly presented. In 1996, Bancorp completed the integration of operations and subsidiaries acquired through its 1995 merger with West One Bancorp. Additionally, in June 1996 Bancorp acquired California Bancshares, Inc. ("CBI"), a bank holding company operating in the east San Francisco Bay Area and the Central Valley of Northern California. Effective January 1, 1997, Bancorp acquired Sun Capital Bancorp, a single bank holding company, with operations in Utah and Nevada. Operations of the bank subsidiaries of CBI and Sun Capital Bancorp are expected to be merged with U.S. Bank of California and U.S. Bank of Utah, respectively, during 1997. Bancorp intends to continue to consolidate operations and subsidiaries in connection with ongoing acquisitions and to maximize cost management, and operating efficiencies, while meeting its corporate objectives and the needs of regional customers.
      In December 1996, Bancorp entered into a definitive agreement to acquire Business and Professional Bank, located in Sacramento, California, with assets of $214 million. Bancorp has given Business and Professional Bank written notice under the agreement that the bank has 45 days to cure the adverse effects of having inadvertently distributed certain borrower information with its proxy materials for the merger vote.

COMMERCIAL BANKING

      Bancorp's banking subsidiaries provide full-service retail and corporate banking and a wide range of investment and trust services to individuals, businesses and governmental entities throughout their respective states of operation and, to a lesser extent, in other areas of the United States and abroad. At December 31, 1996, Bancorp's banking subsidiaries had more than 600 banking offices and 1,300 automated teller machines located in Oregon, Washington, Idaho, Northern California, Nevada and Utah.

RETAIL BANKING

      Bancorp's banking subsidiaries provide products and services to individual customers and business banking customers throughout Bancorp's primary six state region. Services include traditional bank and in-store branch checking, savings, and other time deposit and loan services, UBANK(R) automated teller machines at more than 1,300 locations, 24-hour telephone banking, U.S. LOAN LINE(R), a full service loan center by telephone, and UBANK ON-Line for personal computer banking. Loan services offered by Bancorp's banking subsidiaries include real property loans (including for home improvements), extensions of credit for purchases of automobiles and other consumer goods and services, and individual lines of credit both unsecured and secured. Major purchase lines of credit secured by real estate are also available from any of the banking subsidiaries.

CORPORATE BANKING

      Bancorp's banking subsidiaries provide financial services to commercial customers in business and industry. The services provided include loans; mortgage and interim construction financing on residential, industrial and commercial properties; inventory financing; equipment leasing; acceptance financing; commodity loans and other specialized types of credit; merchant and investment banking, and cash management services, including balance and deposit reporting. Small business loans are available through business banking centers. Additionally, the banking subsidiaries maintain financial relationships with numerous companies based outside the Northwest, providing lines of credit and other financial services.
     Bancorp's banking subsidiaries also provide a broad range of international banking products and services including letters of credit, collections, remittance services, foreign exchange, overseas banking, and import/export trade financing through offices throughout Bancorp's region. Bancorp's International Banking Division also maintains correspondent account relationships with foreign banks throughout the world to facilitate loans, letters of credit, acceptances, collections and exchange services abroad.
     Bancorp maintains comprehensive lending policies and guidelines associated with the many and varied loan products offered by its retail and corporate operations. The policies and guidelines require sequential levels of credit review for distribution, risk, and loan documentation. The information included herein regarding loan products is a brief summary. Information included under the headings "Loan Portfolio" and "Provision and Allowance for Credit Losses" on pages 18 and 24 respectively of this report is incorporated herein by reference.

INVESTMENT SERVICES AND TRUST

      A full range of investment services and trust services are provided to Bancorp customers. The bank subsidiaries act as trustee or agent for living trusts, testamentary trusts, investment management relationships, pension plans, profit sharing plans and IRA relationships. Trust assets under management by the banking subsidiaries at December 31, 1996, totaled over $9 billion. Investment advisory services may also be obtained directly through Qualivest Capital Management, Inc., a registered investment advisor. Sales of investment securities and certain insurance products are distributed through direct marketing and by individual licensed representatives of U.S. Bancorp Securities or Bancorp's insurance subsidiaries. See also "Nonbank Subsidiaries."

NONBANK SUBSIDIARIES

      Bancorp's major wholly-owned nonbank subsidiaries, including subsidiaries of banks, totaled 18 companies as of December 31, 1996. These subsidiaries operate in the fields of insurance services, equipment leasing, investment advisory services and brokerage, among others. Among Bancorp's nonbank subsidiaries are the following:

              COMPANY                                  OFFICE LOCATIONS
---------------------------------------------------------------------------------------
                                       California, Idaho, Nevada, Oregon, Utah,
Qualivest Capital Management, Inc.     Washington
U.S. Bancorp Securities                California, Idaho, Nevada, Oregon, Washington
U.S. Bancorp Insurance Agency, Inc.    Oregon
U.S. Bancorp Insurance                 Oregon, Idaho
West One Life Insurance Company        Oregon
U.S. Bancorp Leasing and Financial     54 offices in 25 states
---------------------------------------------------------------------------------------

COMPETITION

      Bancorp competes for deposits, loans, trust accounts, and the provision of other financial services with independent locally controlled banks, branches of foreign banks, and banks which are subsidiaries of bank holding companies based outside the Northwest, local and national personal loan companies, local and national insurance companies, local and national finance companies and other institutions such as brokerage houses and financial units of out-of-state bank holding companies. All of these entities are actively engaged in marketing various types of loans and other financial services. Quality of service to customers, price of products, range of products and services and ease of accessibility to facilities are among the principal methods of meeting competition in the banking and financial services industries. Bancorp emphasizes responsive service, delivery of high quality service, and value throughout the organization.

EMPLOYEES

      As of December 31, 1996, Bancorp and its subsidiaries had 14,055 full-time equivalent employees. A number of benefit programs are provided to all eligible employees, including officers, of Bancorp and its subsidiaries, including: retirement and 401(k) plans, medical, dental and long-term disability plans, life insurance, accidental death and dismemberment insurance, a travel accident plan, paid vacations and a sick leave program.

MONETARY POLICIES

      The growth of Bancorp and its subsidiaries is affected by both the prevailing economic environment and the fiscal and monetary policies of branches and agencies of the U.S. Government. The Board of Governors of the Federal Reserve System (the "Federal Reserve Board") directly influences corporate performance through management of such factors as the reserves required of financial institutions, the growth and contraction of the nation's money supply, and interest rates paid by banks in their borrowings from and through the Federal Reserve System. The Federal Reserve Board carries additional regulatory authority over member banks and holding company activities. These powers allow federal authorities substantial control of financial activity in general and also of the operations of financial institutions. Monetary policies of the Federal Reserve Board have had and will continue to have a significant effect on the operating results of financial institutions.

SUPERVISION AND REGULATION

U. S. BANCORP

     Bancorp, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"), and is registered with the Federal Reserve Board. Bancorp is required by the Act to file reports of its operations with the Federal Reserve Board and is subject to inspection by the Federal Reserve Board. The Federal Reserve Board has authority to issue cease and desist orders against holding companies and their nonbank subsidiaries where the action of either of them constitutes a serious threat to the safety, soundness or stability of a subsidiary bank and to pursue criminal penalties for willful violations and civil penalties for violations under the Act.
      The Act and the Federal Reserve Board's regulations pursuant thereto require every bank holding company to obtain the prior approval of the Federal Reserve Board before merging with any bank holding company or acquiring substantially all the assets of any bank, or direct or indirect ownership or control of more than five percent of the voting shares of any bank or bank holding company. The Act provides that the Federal Reserve Board shall not approve any acquisition or merger which would result in a monopoly, or which would be in furtherance of any attempt to monopolize the business of banking in any part of the United States, or any other proposed acquisition or merger, the effect of which may be in furtherance of any attempt to monopolize the business of banking in any part of the United States, or any other proposed acquisition or merger, the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country or which in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served. In reviewing applications, the Federal Reserve Board analyzes the financial and managerial resources and future prospects of the companies and banks involved and the convenience and needs of the community to be served.
     The Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than five percent of the voting shares of any company engaged in nonbanking activities. The Federal Reserve Board is authorized to approve, among other things, the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Federal Reserve Board is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.
     Bancorp and its banking subsidiaries are subject to the Community Reinvestment Act ("CRA"), which is aimed particularly at encouraging financial institutions to give special attention to the needs of low and moderate income areas in meeting the credit needs of the communities in which they operate. If the regulatory evaluation of a banking subsidiary's CRA activities is less than satisfactory, regulatory approval of the bank's or a related entity's proposed acquisitions, branch openings, expansion of activities related to banking, or other applications requiring Federal Reserve Board approval may be delayed until the bank's CRA performance is deemed satisfactory by the appropriate bank regulatory agency. Bancorp's banking subsidiaries that are subject to the CRA each have regulatory evaluations of satisfactory or better. Most of Bancorp's banking subsidiaries received CRA regulatory evaluations of outstanding in 1996, including its three largest, U.S. Bank of Oregon, U.S. Bank of Washington, and U.S. Bank of Idaho.
     Bancorp, its banking subsidiaries, and its nonbank subsidiaries are affiliates of each other within the meaning of the Federal Reserve Act. The Federal Reserve Act, the Federal Deposit Insurance Act, and the Home Owners' Loan Act impose certain restrictions on loans by Bancorp's banking subsidiaries to Bancorp or certain nonbank affiliates, on purchases of certain assets by Bancorp's banking subsidiaries from Bancorp or certain nonbank affiliates, on investments by Bancorp's banking subsidiaries in their stock or securities and on Bancorp's banking subsidiaries taking such stock and securities as collateral for loans. Bancorp and its subsidiaries, as affiliates of Bancorp's banking subsidiaries, are also subject to certain restrictions with respect to engaging in the issue, flotation, underwriting, public sale and distribution of securities. Under Section 106 of the 1970 amendments to the Act and the regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or service.

BANK SUBSIDIARIES

     In 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which allows adequately capitalized and managed bank holding companies to acquire and operate banks across state lines beginning in 1997. Commencing in June 1997, banks will be permitted to cross state lines to merge with other banks, subject to individual states' adoption of various nondiscriminatory opt-in and opt-out provisions. Each of the states in which Bancorp operates has opted into interstate banking. Bancorp has announced its intention to become a fully integrated interstate financial institution with mergers and consolidation of operations and services among most of its banking subsidiaries expected to be completed by September 1997.
     There are various requirements and restrictions affecting Bancorp's bank subsidiaries, including the requirement to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, branching and other activities of the banks. Bancorp's national banking subsidiaries are subject to regulation by the Office of the Comptroller of the Currency (the "Comptroller"), the Federal Reserve Board and the Federal Deposit Insurance Corporation (the "FDIC"), and are examined by the Comptroller, which is the primary supervisory authority for national banks. Other bank subsidiaries of Bancorp may be subject to regulation by the appropriate state regulatory agency, the Federal Reserve Board, or the FDIC.

     Each of Bancorp's national banking subsidiaries can initiate dividend payments in a given year, without the prior approval of the Comptroller, in amounts equal to net profits (as defined by regulation) for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, a national bank may not pay a dividend in an amount greater than its net profits then on hand after deducting statutory bad debt in excess of the bank's allowance for loan losses. The payment of dividends by Bancorp's national bank subsidiaries may also be affected by other factors, such as requirements for the maintenance of adequate capital. In addition, federal bank regulatory agencies have issued policy statements which provide that national banks, banks that are members of the Federal Reserve System, and bank holding companies should generally pay dividends only out of current operating earnings. Bancorp's state chartered banking subsidiaries are subject to state law restrictions on dividend payments. Dividend payments which are considered extraordinary or a reduction of capital under state law are generally subject to prior approval by state regulators and the FDIC.
     The federal banking laws contain a "cross-guarantee" provision which could result in Bancorp or one of the insured depository institutions which it owns being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by Bancorp.
     The FDIC Improvement Act of 1991 authorized the imposition of stricter capital requirements on banks. If a bank is undercapitalized, the bank will be required to develop and submit a plan for the restoration of its capital. If the bank's efforts to restore capital are inadequate, the parent holding company, if any, may be required to contribute additional capital to the bank, up to the lesser of the full amount needed to bring the bank's capital level into compliance or five percent of the bank's total assets at the time it became undercapitalized. Each federal banking agency is also required to promulgate regulations and specify standards in numerous areas of bank operations, addressing such issues as internal control and audit systems, loan documentation, credit underwriting, interest rate risk, asset growth, executive officer and director compensation, asset quality, and other operational and managerial standards. These regulatory requirements have increased and may continue to increase the cost of, and the regulatory burden associated with, the banking business.
     Bancorp's bank subsidiaries pay assessments on their domestic deposits to the FDIC's Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF"). Under the FDIC's risk-based insurance premium assessment system, each bank whose deposits are insured by the BIF or SAIF is assessed premiums with rates dependent upon certain capital and supervisory measures. All of Bancorp's bank subsidiaries qualify for the lowest assessed premium rate. Additionally, in 1996, Bancorp paid a one-time special assessment of $10.3 million for recapitalization of the SAIF-insured deposits in various Bancorp institutions. The FDIC has authority to impose special assessments from time to time. Bancorp's bank subsidiaries also are required to pay annual FICO premium assessments to FICO, the FDIC's Financing Corporation, for the recapitalization of the Federal Savings and Loan Insurance Corporation.
     Activities of Bancorp and its banking subsidiaries in other countries are also subject to restrictions imposed by the laws and banking authorities of such countries and the Federal Reserve Board. The foregoing references to applicable statutes and regulations are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such statutes and regulations. The information included under the heading "Capital and Dividends" on page 27 of this report is incorporated herein by reference.

NONBANK SUBSIDIARIES

     Nonbank subsidiaries of Bancorp in the states of Oregon, Washington, California, Idaho, Nevada, and Utah and other jurisdictions are subject to the supervision and inspection of various federal and/or state regulatory agencies.

                               Item 2. Properties

     The headquarters of Bancorp and U.S. Bank of Oregon are located in downtown Portland, Oregon, in the U.S. Bancorp Tower. The Tower contains approximately 751,600 rentable square feet of space and was, as of December 31, 1996, 94 percent committed for occupancy including the approximately 299,787 square feet utilized by Bancorp and its subsidiaries. Bancorp owns five additional buildings located in the Portland metropolitan area, including the Bancorp operations center. The operations facility, with approximately 360,000 square feet of space, houses Bancorp's information services and data processing functions. The banking subsidiaries own or lease other land and buildings adequate to house their full service branch offices and other banking facilities, including headquarter office buildings in Seattle, Boise, Sacramento, Reno, and Salt Lake City.

                           Item 3. Legal Proceedings

     There were no legal proceedings requiring disclosure pursuant to this item pending at December 31, 1996, or at the date of this report.

          Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of shareholders of Bancorp's common stock during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     All officers of the registrant are elected or appointed by the board of directors to hold their offices at the pleasure of the board. At February 7, 1997, the executive officers of Bancorp were as follows:

                                                                                                    SERVED AS
                       AGE AT                                                                   EXECUTIVE OFFICER    JOINED
       NAME           12/31/96                             POSITION                                   SINCE          BANCORP
----------------------------------------------------------------------------------------------------------------------------
Dwight V. Board          52       Executive Vice President and Secretary                            December 1995      1995
Gerry B. Cameron         58       Director, Chairman of the Board, Chief Executive Officer,            March 1979      1956
                                  and President
Phyllis J. Campbell      45       President and Chief Executive Officer, U.S. Bank of               November 1989      1987
                                  Washington; Executive Vice President, U.S. Bancorp
Thomas P. Ducharme       45       Executive Vice President and Treasurer                                June 1994      1994
Gary T. Duim             52       Executive Vice President                                           January 1993      1987
Steven P. Erwin          53       Executive Vice President and Chief Financial Officer                  July 1994      1994
John D. Eskildsen        59       President and Chief Executive Officer, U.S. Bank of Oregon;           July 1989      1959
                                  Executive Vice President, U.S. Bancorp
Arland D. Hatfield       61       Executive Vice President                                              July 1989      1987
Robert J. Lane           51       Executive Vice President                                          December 1995      1995
Judith L. Rice           49       Executive Vice President                                               May 1990      1973
V. Lamoine Saunders      55       Executive Vice President                                              July 1994      1994
Robert D. Sznewajs       50       Vice Chairman                                                        April 1994      1994
There are no family relationships among any of the above listed persons.
----------------------------------------------------------------------------------------------------------------------------

The following paragraphs describe the principal occupations, titles and employment of each of the above persons during the past five years. Many of the above listed persons hold additional titles in other Bancorp subsidiaries.

(a) Mr. Board has been Executive Vice President in charge of Corporate, Government and Legal Affairs since December 1995. Mr. Board has been Secretary since February 1997. For more than five years prior to 1995, Mr. Board served as Senior Vice President, Secretary and General Counsel of West One Bancorp.
(b) Mr. Cameron has been Chief Executive Officer and a director since January 1994 and Chairman of the Board since April 1994. He was also President from April 1994 until December 1995 and was reelected President in February 1997. Mr. Cameron was Vice Chairman from January 1993 until April 1994. He was Executive Vice President of U.S. Bank of Oregon from March 1979 until July 1993. Mr. Cameron was elected a director of U.S. Bank of Oregon in January 1993 and was elected Chairman of the Board in July 1993. He was President and Chief Executive Officer of U.S. Bank of Washington from October 1991 until January 1993.
(c) Ms. Campbell has been President and Chief Executive Officer of U.S. Bank of Washington and Executive Vice President of Bancorp since January 1993. From 1989 through 1992, Ms. Campbell was Executive Vice President and Manager of the Distribution Group of U.S. Bank of Washington.

(d) Mr. Ducharme has been Executive Vice President and Treasurer since June 1994. Previously, Mr. Ducharme provided personal investment and financial advice and services as an asset management and financial consultant. From 1988 through 1993, Mr. Ducharme was Executive Vice President and Treasurer of Valley National Bank in Phoenix, Arizona.
(e) Mr. Duim has been Executive Vice President in charge of the Retail Banking Group since October 1996. Previously he headed the Corporate Banking Group, a position he assumed in January 1993. From 1988 through 1992, Mr. Duim was Executive Vice President of U.S. Bank of Washington managing its Commercial Services Group.
(f) Mr. Erwin has been Executive Vice President and Chief Financial Officer since July 1994. Mr. Erwin served as Treasurer of BayBanks, Inc. in Boston, Massachusetts from 1987 until 1994.
(g) Mr. Eskildsen has been Executive Vice President of Bancorp since April 1992 and became President and Chief Executive Officer of U.S. Bank of Oregon in January 1993. For more than five years prior to 1993, he was Executive Vice President of U.S. Bank of Oregon and managed its Commercial Services Group.
(h) Mr. Hatfield has been Executive Vice President and Chief Credit Officer of Bancorp since October 1991 and has headed the Credit Administration and Policy Group since October 1992.
(i) Mr. Lane has been Executive Vice President since December 1995, and currently heads the Corporate Banking Group. From 1987 until September 1996, Mr. Lane served as President and Chief Executive Officer, and director until December 1996, of U.S. Bank of Idaho (formerly known as West One Bank, Idaho).
(j) Ms. Rice has been Executive Vice President and Manager of the Human Resources Group since May 1990.
(k) Mr. Saunders has been Executive Vice President heading the systems and operations areas since August 1994. Mr. Saunders served as Chief Operations Officer of Valley National Bank of Arizona in Phoenix, Arizona from 1983 until 1992. From 1992 through 1993, Mr. Saunders served as President of BancStar, Inc. From 1993 until 1994, Mr. Saunders served as National Operations Manager for BancOne Corporation.
(l) Mr. Sznewajs has been Vice Chairman since May 1995. From April 1994 until May 1995, Mr. Sznewajs was Executive Vice President of Bancorp in charge of the Support and Financial Services and Products Group. Since April 1994, he has also served as Executive Vice President of U.S. Bank of Oregon and U.S. Bank of Washington. From 1989 until 1993, Mr. Sznewajs was Executive Vice President and Manager of Retail Banking for Valley National Bank of Arizona in Phoenix, Arizona. In early 1993, Mr. Sznewajs became Chairman of Bank of America, N.A., the credit card bank of BankAmerica Corporation.

                                       PART II

        Item 5. Market for Registrant's Common Equity and Related Stockholder
                                       Matters

     Bancorp's common stock is traded in The Nasdaq Stock Market under the symbol USBC. At December 31, 1996, 36 independent brokerage firms were registered as market makers in Bancorp's common stock. Also at that date, there were 21,089 shareholders of record of Bancorp's common stock. Approximately 88 percent of those shareholders live in California, Idaho, Oregon or Washington while approximately 26 percent of the total shares issued and outstanding are owned by California, Idaho, Oregon and Washington residents. The following table presents the interday high and low sales prices of Bancorp's common stock for each quarterly period for the last two years as reported by The Nasdaq Stock
Market:

                                                              1996                                  1995
                                                  -------------------------------      --------------------------------
                                                    4       3       2       1             4       3       2       1
    -------------------------------------------------------------------------------------------------------------------
    High                                         $ 47      40 3/4  37 3/8  34 5/8      $ 36      29 1/2  27 3/4  26 3/4
    Low                                            38 3/4  33      31 5/8  29 1/4        28 1/4  23 7/8  23 1/2  22
    -------------------------------------------------------------------------------------------------------------------

     The following table presents quarterly per share cash dividends declared information for the two-year period 1996-1995:

                                                                         1996                         1995
                                                                 ---------------------        ---------------------
                                                                4       3      2      1      4       3      2      1
    -----------------------------------------------------------------------------------------------------------------
    Common dividends declared                                  $.31    .31    .28    .28    $.28    .28    .25    .25
    -----------------------------------------------------------------------------------------------------------------

     Bancorp's common dividend payout ratio for each of its last three fiscal years was as follows: 1996 - 38.3%; 1995 - 50.7%; 1994 - 58.8%.
     Reference should be made to Item 1 of this report on page 5 and Note 3 to the Consolidated Financial Statements on page 45 for a description of restrictions on the ability of Bancorp's banking subsidiaries to pay dividends to Bancorp.

                        Item 6. Selected Financial Data

     The following selected financial data should be read in conjunction with Bancorp's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

                                                                      YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------------------------
                                                                      % INCREASE
                                                                      (DECREASE)
   (IN MILLIONS, EXCEPT SHARE DATA)        1996          1995        1996 TO 1995       1994          1993         1992(1)
---------------------------------------------------------------------------------------------------------------------------
EARNINGS
Interest income                          $ 2,483.3     $ 2,392.5            4%        $ 2,074.4     $ 1,962.2     $ 1,944.7
Interest expense                           1,016.7         993.1            2             738.7         698.1         825.2
                                         ---------     ---------                      ---------     ---------     ---------
Net interest income                        1,466.6       1,399.4            5           1,335.7       1,264.1       1,119.5
Net interest income
  (taxable-equivalent)(2)                  1,510.1       1,449.5            4           1,389.5       1,317.5       1,169.3
Provision for credit losses                  135.2         124.1            9             120.1         106.3         148.8
Noninterest revenues                         585.2         524.7           12             552.7         620.3         519.3
Noninterest expenses                       1,156.6       1,191.9           (3)          1,305.1       1,273.4       1,098.1
Merger and integration costs                  18.2          98.9          (82)                -             -             -
Restructuring charge                             -             -            -             100.0             -             -
Total noninterest expenses                 1,174.8       1,290.8           (9)          1,405.1       1,273.4       1,098.1
Income before cumulative effect of
  accounting changes                         478.9         329.0           46             254.7         341.1         271.5
Cumulative effect of accounting changes          -             -            -                 -             -          59.9
Net income                               $   478.9     $   329.0           46         $   254.7     $   341.1     $   211.6
---------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Income before accounting changes         $    3.08     $    2.09           47%        $    1.60     $    2.23     $    1.87
Net income                                    3.08          2.09           47              1.60          2.23          1.45
Book value                                   17.40         16.38            6             15.40         15.23         13.45
Cash dividends declared(3)                    1.18          1.06           11               .94           .85           .76
Average common shares outstanding
  (000's)                                  151,313       151,554            -           151,392       147,518       142,609
---------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Return on average common equity              17.99%        12.90%                         10.62%        15.71%        14.06%
Return on average assets                      1.50          1.09                            .87          1.22          1.07
Overhead ratio                               56.07         65.38                          72.34         65.71         65.03
Net interest margin                           5.32          5.38                           5.35          5.31          5.17
Average total shareholders' equity to
  average assets                              8.60          8.63                           8.35          8.01          7.50
---------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
Leverage capital ratio                        8.17%         7.89%                          7.82%         7.64%         7.10%
Risk-based capital ratios
  Tier 1 capital ratio                        8.11          8.44                           8.72          8.95          8.63
  Total capital ratio                        11.83         11.79                          11.38         11.75         11.51
---------------------------------------------------------------------------------------------------------------------------
CREDIT QUALITY RATIOS
Nonperforming assets as a % of loans
  and foreclosed assets                        .73%          .73%                          1.06%         1.44%         1.77%
Allowance as a % of loans                     1.90          1.91                           1.79          1.77          1.81
Allowance as a % of nonperforming loans        320           336                            192           144           117
---------------------------------------------------------------------------------------------------------------------------
PERIOD-END BALANCES
Assets                                   $33,260.4     $31,794.3            5%        $30,609.1     $29,086.8     $27,874.8
Interest-earning assets                   29,242.0      27,883.3            5          27,004.4      25,945.9      24,643.2
Loans                                     25,046.7      22,784.8           10          21,643.4      19,445.3      18,039.8
Deposits                                  24,977.0      23,264.7            7          21,859.3      21,447.7      21,061.6
Long-term debt                             1,811.5       1,377.0           32           1,244.2       1,161.2       1,437.2
Capital qualifying securities                300.0             -            -                 -             -             -
Common shareholders' equity                2,560.8       2,467.0            4           2,343.0       2,291.7       1,971.1
Preferred stock                              150.0         150.0            -             150.0         150.0         150.0
Full-time equivalent employees              14,055        14,081            -            15,388        17,340        16,273
---------------------------------------------------------------------------------------------------------------------------

(1) 1992 net income includes a $59.9 million after-tax charge from the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits". 1992 income before accounting changes per common share on a primary and fully diluted basis was $1.84 and $1.79, respectively; net income per share on a primary and fully diluted basis was $1.42 and $1.40, respectively. Dilution was not material in the other periods presented. 1992 returns on average common equity and assets were computed before accounting changes. After accounting changes, return on average assets was .84% and return on average common equity was 11.25%.
(2) Includes taxable-equivalent adjustment related to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 34% for 1992 and 35% for subsequent years presented.
(3) Dividends per share are based on historical Bancorp common cash dividends declared.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

     The following is management's assessment of U. S. Bancorp and Subsidiaries (Bancorp) financial condition including the principal factors that affect results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented on pages 41 through 66.

PERFORMANCE OVERVIEW

     Bancorp achieved record earnings of $478.9 million for 1996, up 46 percent from $329.0 million in 1995, and up 88 percent from $254.7 million in 1994. Earnings per common share were $3.08 in 1996, compared with $2.09 per share in 1995, and $1.60 per share in 1994. The 1995 and 1994 periods included significant charges for merger costs and restructuring, respectively. Bancorp's 1996 results reflect loan growth, an increase in noninterest revenue and disciplined cost control. Average loans in 1996 totaled $23.9 billion, an increase of $1.7 billion, or eight percent, from the prior year. This followed an increase of $1.8 billion, or nine percent, in 1995 compared with 1994. In 1996, Bancorp completed the integration of subsidiaries and operations of West One Bancorp (West One), and accomplished cost saving objectives ahead of schedule. Improvement in operating efficiency, as measured by the overhead ratio (noninterest expenses as a percentage of tax-equivalent net interest income and noninterest revenues) was achieved in 1996 when the overhead ratio improved to 56 percent in 1996, down from 65 percent in 1995.
     Bancorp continued to expand its market presence through strategic acquisitions. In June 1996, Bancorp purchased California Bancshares, Inc. (CBI), a bank holding company with $1.6 billion in assets, operating in the East San Francisco Bay Area and the Central Valley of Northern California. Effective January 1, 1997, Bancorp completed the purchase acquisition of Sun Capital Bancorp, based in St. George, Utah, with $70 million in assets.
     The quarterly dividend on common shares was increased in the third quarter of 1996 to $.31 per share. Following Bancorp's announcement in October 1996 of its plans to repurchase up to 7.5 million shares of its outstanding common stock, Bancorp purchased 4 million shares in the fourth quarter of 1996. During 1996, Bancorp's bank subsidiaries continued to maintain capital ratios above the regulatory "well capitalized" level based on notification from the banks' primary regulators, the Federal Reserve Bank of San Francisco and the Office of the Comptroller of the Currency.
     Bancorp presents, in the table on the next page, a supplemental operating income analysis to accompany the consolidated statement of income. This additional table should not be viewed as a substitute for the generally accepted accounting principle-based financial statements presented elsewhere in this report. Management believes that the analysis is meaningful to understand the results and trends in operating income separately from nonrecurring transactions, noncore activities, certain provisions and other real estate owned transactions. There are four primary differences between the consolidated statement of income and the operating income analysis. First, the operating income analysis presents net interest income on a tax-equivalent basis. Second, the line items are presented in a slightly different order. Third, certain transactions that are nonrecurring or that are not related to what management believes is core business are not included in noninterest revenues and noninterest expenses in determining operating income. Finally, operating income is income before the provision for credit losses, other real estate owned transactions (OREO), noncore/nonrecurring items and income taxes. The provision for credit losses is deducted from operating income as its amount is based on the analysis of the required level of the allowance for credit losses and can be subject to fluctuation due to the prevailing level of charge-offs. Due to the format of this presentation, not all line items agree directly to the Consolidated Financial Statements. For detailed information on the items presented as noncore or nonrecurring, refer to the respective discussions of "Noninterest Revenues" and "Noninterest Expenses."

SUMMARY OF OPERATIONS ANALYSIS (TAX-EQUIVALENT BASIS)

                                                                                          PERCENT                 PERCENT
                        (IN MILLIONS)                             1996         1995       CHANGE       1994       CHANGE
------------------------------------------------------------------------------------------------------------------------
Net interest income                                             $1,510.1     $1,449.5         4%     $1,389.5         4%
Noninterest revenues                                               521.8        504.7         3         514.7        (2)
Noninterest expenses                                             1,147.1      1,187.6        (3)      1,277.1        (7)
                                                                --------------------------------------------------------
Operating income                                                   884.8        766.6        15         627.1        22
Provision for credit losses                                        135.2        124.1         9         120.1         3
OREO transaction income (loss)                                        .8          2.9       N/M           (.8)      N/M
                                                                --------------------------------------------------------
                                                                   750.4        645.4        16         506.2        27
Noncore/nonrecurring items
  Equity investment income (loss)                                   27.8          3.2                    (5.4)
  Gain on sale of operations and loans                              25.6          8.9                    62.9
  Other noninterest revenue items                                   10.0          7.9                   (19.5)
  Merger and integration costs                                     (18.2)       (98.9)                      -
  Restructuring charge                                                 -            -                  (100.0)
  SAIF assessment                                                  (10.3)           -                       -
  Other noninterest expense items                                      -         (7.2)                  (27.2)
                                                                --------------------------------------------------------
                                                                    34.9        (86.1)                  (89.2)
                                                                --------------------------------------------------------
Income before income taxes                                         785.3        559.3                   417.0
Less tax-equivalent adjustment included above                       43.5         50.1                    53.8
Provision for income taxes                                         262.9        180.2                   108.5
                                                                --------------------------------------------------------
Net income                                                      $  478.9     $  329.0        46%     $  254.7        29%
                                                                ========================================================
------------------------------------------------------------------------------------------------------------------------

(N/M Not Meaningful.)

     Operating income for 1996 increased 15 percent over 1995, after increasing 22 percent in 1995 compared with 1994. Highlights for the periods included:

          - Return on average common equity was 17.99 percent in 1996 and the return on average assets was 1.50 percent, compared with 12.90 percent and 1.09 percent, respectively in 1995.
          - Net interest income increased $60.6 million, or four percent, in 1996 compared with 1995 and $60.0 million, or four percent in 1995 compared with 1994. The growth in net interest income in 1996 resulted primarily from an increase in average earning assets.
          - Noninterest revenues, before noncore/nonrecurring items, increased $17.1 million, or three percent, in 1996 compared with 1995. The increase reflected the growth in service charges on deposit accounts, trust and investment management and mortgage banking income.
          - Noninterest expenses, before noncore/nonrecurring items, decreased $40.5 million, or three percent, in 1996 compared with 1995, and decreased $89.5 million, or seven percent, in 1995 compared with 1994. The decreases reflected the impact of the restructuring initiatives begun in 1994, the cost savings as a result of the merger with West One, and the reduction of Federal Deposit Insurance Corporation (FDIC) deposit insurance premiums.
          - The higher provisions for credit losses in 1996 and 1995 reflected the impact of the integration of loan portfolios of acquired companies and, in 1996, also reflected an increase in charge-offs as a percentage of loans. The ratio of nonperforming assets to total loans and foreclosed assets declined from 1.06 percent at year-end 1994 to .73 percent for year-ends 1995 and 1996.

FORWARD-LOOKING INFORMATION

     Statements appearing in this report which are not historical in nature, including the discussions of the effects of recent mergers and the adequacy of Bancorp's capital resources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to Bancorp include those related to the economic environment, particularly in the region in which Bancorp operates, competitive products and pricing, fiscal and monetary policies of the federal government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

NET INTEREST INCOME (TAX-EQUIVALENT BASIS)

     Net interest income, the principal source of Bancorp's operating income, includes interest income and fees generated by interest-earning assets, primarily loans and investment securities, less interest expense on interest-bearing liabilities, primarily deposits, purchased funds and long-term debt. Net interest income is affected by the volume and relative mix of both earning assets and interest-bearing and noninterest-bearing sources of funds, as well as fluctuations in interest rates.
     The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volumes and rates. Since changes in interest income and expense are calculated independently for each line in the table, the totals in the volume and rate columns are not the sum of the individual lines. Changes not due solely to volume or rate changes are allocated to rate.

RATE-VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                                        1996 VERSUS 1995             1995 VERSUS 1994
                                                                    -----------------------      ------------------------
                                                                   INCREASE (DECREASE) DUE TO   INCREASE (DECREASE) DUE TO
                                                                           CHANGE IN                    CHANGE IN
                                                                    -----------------------      ------------------------
                                                                   AVERAGE   AVERAGE    NET     AVERAGE   AVERAGE    NET
                          (IN MILLIONS)                            VOLUME     RATE     CHANGE   VOLUME     RATE     CHANGE
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Other short-term investments                                       $   7.2   $  (1.7)  $  5.5   $  (4.0)  $   3.4   $  (.6)
Trading account securities                                            (2.2)      (.5)    (2.7)        -        .9       .9
Loans held for sale                                                    2.5      (2.5)       -     (16.3)      1.9    (14.4)
Securities available for sale                                         42.8       7.3     50.1     (10.4)     15.2      4.8
Securities held to maturity                                          (71.8)      4.2    (67.6)    (23.2)      3.7    (19.5)
Loans and lease financing                                            155.6     (56.7)    98.9     151.1     192.1    343.2
                                                                   -------------------------------------------------------
         Total interest income                                       131.5     (47.3)    84.2      77.2     237.2    314.4
--------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits
  Savings                                                             (8.2)     (1.6)    (9.8)     (9.9)      4.3     (5.6)
  NOW accounts and interest checking                                    .9       5.7      6.6      (3.4)      6.1      2.7
  Money market deposit accounts                                       29.1     (15.5)    13.6      15.9      59.5     75.4
  Time -- $100,000 or more                                            43.9      (8.0)    35.9      22.8      27.6     50.4
  Other time                                                          10.9        .9     11.8       4.5      58.9     63.4
                                                                   -------------------------------------------------------
         Total                                                        56.7       1.4     58.1      14.6     171.7    186.3
Federal funds purchased and security repurchase agreements           (22.8)    (14.7)   (37.5)     (8.1)     38.1     30.0
Commercial paper and other short-term borrowings                     (13.1)     (1.7)   (14.8)     10.8      23.3     34.1
Long-term debt                                                        22.0      (4.2)    17.8        .8       3.2      4.0
                                                                   -------------------------------------------------------
         Total interest expense                                       48.1     (24.5)    23.6      22.8     231.6    254.4
--------------------------------------------------------------------------------------------------------------------------
Changes in net interest income                                     $  83.4   $ (22.8)  $ 60.6   $  54.4   $   5.6   $ 60.0
                                                                   =======================================================
--------------------------------------------------------------------------------------------------------------------------

     Net interest margin on interest-bearing assets is the average yield on interest-earning assets less the average rate paid for all sources of funding, including the benefit of interest-free funds. The net interest margin in 1996 was 5.32 percent compared with 5.38 percent and 5.35 percent in 1995 and 1994, respectively. The decrease in the net interest margin in 1996 compared with 1995 was primarily due to the decrease in the spread between loans and deposits, as loan yields fell while deposit rates increased one basis point from a year ago. The increase in the margin in 1995 compared with 1994 was predominantly due to a higher proportion of interest-earning assets supported by noninterest-bearing sources of funds in 1995.
     Average earning assets in 1996 totaled $28.4 billion, an increase of $1.5 billion, or six percent, from the prior year. The impact of the CBI acquisition was largely offset by the decrease in loans associated with divestitures of branches related to the West One acquisition. Average earning assets increased $989 million, or four percent, in 1995 from 1994.
     The increase in average earning assets during 1996 reflected primarily the growth in average loans, which increased $1.7 billion, or eight percent, over 1995. Average commercial loans increased $781 million, real estate construction loans increased $272 million, and real estate mortgages were up $252 million in 1996 from the prior year. Average securities decreased $308 million in 1996 as maturities were used to fund loan growth. The volume-related changes in interest income for the securities portfolios reflected the impact of the reclassification of approximately $800 million of securities held to maturity to the available for sale portfolio at year-end 1995.
     Average interest-bearing liabilities totaled $22.7 billion in 1996, an increase of $1.0 billion, or five percent, from the prior year. Average interest-bearing deposits increased $1.3 billion, or eight percent, in 1996. Changes in the deposit mix reflected the movement of balances from savings into money market and time deposits. Average long-term debt increased $316 million in 1996 from 1995, reflecting the issuance of senior and subordinated debt during 1996. These increases were offset by a decrease in average federal funds purchased, commercial paper and other short-term borrowings of $621 million.

NONINTEREST REVENUES

     Noninterest revenues for 1996, excluding noncore/nonrecurring revenues identified in the table below, increased $17.1 million, or three percent, over 1995. Noninterest revenues, excluding noncore/nonrecurring revenues, in 1995 decreased two percent over 1994. The principal components of noninterest revenues are shown in the table below.

                                                                                  CHANGE                         CHANGE
                                                                               -------------                  -------------
                      (IN MILLIONS)                         1996     1995    AMOUNT   PERCENT       1994    AMOUNT   PERCENT
-----------------------------------------------------------------------------------------------------------------------------
NONINTEREST REVENUES
  Service charges on deposit accounts                      $197.4   $189.5   $  7.9        4%      $191.6   $ (2.1)        (1)%
  Trust and investment management                            71.6     65.8      5.8        9         65.3       .5          1
  Bank card revenue, net                                     59.7     73.4    (13.7)     (19)        73.3       .1          -
  Exchange fees                                              40.4     42.6     (2.2)      (5)        36.7      5.9         16
  Insurance revenue                                          23.5     21.4      2.1       10         25.4     (4.0)       (16)
  Mortgage banking income, net                               22.9     15.2      7.7       51         22.8     (7.6)       (33)
  ATM revenue                                                21.8     21.6       .2        1         21.1       .5          2
  Brokerage and other commissions                            16.2     13.2      3.0       23         12.9       .3          2
  Trading account                                            16.0     17.4     (1.4)      (8)        15.4      2.0         13
  Other                                                      52.3     44.6      7.7       17         50.2     (5.6)       (11)
                                                           -------------------------------------------------------------------
                                                            521.8    504.7     17.1        3        514.7    (10.0)        (2)
NONCORE/NONRECURRING REVENUE ITEMS
  Equity investment income (loss)                            27.8      3.2                           (5.4)
  Gain on sale of operations and loans                       25.6      8.9                           62.9
  Gain (loss) on sale of securities                           5.8      3.0                           (9.2)
  Other nonrecurring noninterest revenue items                4.2      4.9                          (10.3)
                                                           --------------------------------------------------------------------
                                                           $585.2   $524.7   $ 60.5       12%      $552.7   $(28.0)        (5)%
                                                           ====================================================================
-------------------------------------------------------------------------------------------------------------------------------

     Revenues from service charges on deposit accounts, the largest component of noninterest revenue, increased four percent to $197.4 million in 1996 compared with 1995. Overdraft and non-sufficient funds charges, improved service fee collection and a change in check processing largely accounted for the increase. Service charges on deposit accounts decreased one percent to $189.5 million in 1995 from $191.6 million in 1994. The decrease in 1995 was related to a decline in consumer product service charges, partially offset by increases in overdraft and non-sufficient funds charges.
     Trust and investment management revenues were $71.6 million in 1996, compared with $65.8 million in 1995 and $65.3 million in 1994. The nine percent increase in 1996 was due mainly to an increase in revenues associated with employee benefit plan administration. In 1996, Bancorp introduced a bundled 401(k) product for mid-sized companies, combining investment management through Bancorp's capital management subsidiary, trust services and record keeping. Brokerage and other commissions increased 23 percent in 1996, compared with 1995, due to the growth in Qualivest Capital Management's primary businesses: trust investment management, mutual fund and institutional money management. Managed mutual fund assets increased by 44 percent in 1996 over 1995. A strong equity market in 1996 also contributed to increases in retail brokerage commissions.
     The decline in bank card revenues in 1996 resulted primarily from the September 1995 sale of an interest in the merchant processing service business and the allocation of the merchant contract base to a co-owned business alliance. As a result, Bancorp receives a share of net profits of the business alliance, where previously Bancorp recorded both bank card revenues and related noninterest expenses. Certain expenses also declined as a result of this transaction, as discussed in the analysis of noninterest expenses following. The sale of $350 million of noncore affinity credit card balances in late 1995 also decreased annual membership fee and other income related to these portfolios included in bank card revenue.
     Mortgage banking income increased 51 percent in 1996 compared with 1995 largely due to a higher volume of mortgage loan originations. In addition, the implementation of Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," in 1996 resulted in the recognition of approximately $3.8 million of income related to originated mortgage servicing rights. The 1995 decrease in mortgage banking income relates to Bancorp's 1994 sale of most of the residential mortgage loan servicing portfolio and 50 loan origination offices of its subsidiary U.S. Bancorp Mortgage Company.

Noncore/nonrecurring revenue items

     Equity investment revenue results mainly from Bancorp's investment as a limited partner in several limited partnerships and, to a lesser degree, in venture capital investments. Bancorp has no control over investment sales activities by the general partners, and realized gains of $19.1 million in 1996 related to sales of limited partnership investments by the general partners. Gains of $8.5 million in 1996 were realized on disposition of venture capital investments.
     Gain on sale of operations and loans in 1996 consisted primarily of a $28.8 million gain on sale of branches divested in May 1996 in conjunction with the West One merger and $3.0 million of net losses on credit card portfolio sales. Gain on sale of operations and loans in 1995 included a $5.5 million gain on sale of affinity card portfolios, and a $3.0 million gain on sales of adjustable-rate mortgage loans and student loans. The 1994 gain on sale of operations and loans included $50.8 million from the previously mentioned sale of mortgage subsidiary assets. Gains on sales of bank card and student loans in 1994 totaled $11.2 million.
     Sale of securities from the available for sale portfolio relates to Bancorp's management of liquidity and interest rate risk. The gain on the sale of securities in 1996 resulted primarily from the sale of adjustable rate, mortgage-backed securities. Losses incurred in 1994 related to repositioning the available for sale securities portfolio to increase the overall yield in subsequent periods.
     Other nonrecurring noninterest revenue in 1996 related to a gain on sale of idle facilities. The 1995 period included a $5.2 million gain on sale of facilities, a $1.7 million gain on sale of mortgage loan servicing rights, and $2.0 million of losses related to Bancorp's import/export financing subsidiary that was closed in 1995. The 1994 period included $3.9 million of losses incurred by the import/export financing subsidiary and $8.3 million of trading losses related to the sale of certain collateralized mortgage obligations.

NONINTEREST EXPENSES

     Several categories of noninterest expense in 1996 were favorably affected by the cost savings achieved as a result of the West One merger and restructure initiatives begun in 1994. Certain categories of expense in 1996 also reflect the impact of the mid-1996 acquisition of CBI. Excluding the impact of CBI, noninterest expenses before noncore/nonrecurring items decreased $75.4 million in 1996 as compared with 1995. Significant improvement in the overhead ratio (defined as noninterest expenses as a percentage of tax-equivalent net interest income and noninterest revenues) was achieved in 1996 as the ratio improved to 56 percent in 1996, down from 65 percent in 1995.

                                                                                 CHANGE                            CHANGE
                                                                            -----------------                 -----------------
                  (IN MILLIONS)                        1996        1995     AMOUNT    PERCENT        1994     AMOUNT    PERCENT
-------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
  Employee compensation                             $  498.9   $  486.5   $  12.4        3%      $  522.0   $ (35.5)      (7)%
  Benefits                                             116.3      115.6        .7        1          122.0      (6.4)      (5)
  Equipment rentals, depreciation and maintenance      118.8      127.4      (8.6)      (7)         130.0      (2.6)      (2)
  Net occupancy expense                                 81.7       85.4      (3.7)      (4)          86.4      (1.0)      (1)
  Stationery, supplies and postage                      63.2       63.9       (.7)      (1)          59.2       4.7        8
  Regulatory agency fees                                 9.3       35.5     (26.2)     (74)          54.1     (18.6)     (34)
  Telecommunications                                    32.9       33.3       (.4)      (1)          35.2      (1.9)      (5)
  Marketing and advertising                             31.2       33.3      (2.1)      (6)          35.3      (2.0)      (6)
  Amortization of goodwill and core
    deposit intangibles                                 22.8       16.6       6.2       37           16.0        .6        4
  Contract personnel                                    18.0       13.7       4.3       31           14.5       (.8)      (6)
  Other taxes and licenses                              16.0       15.7        .3        2           12.9       2.8       22
  Travel                                                13.5       12.4       1.1        9           15.9      (3.5)     (22)
  Other                                                124.5      148.3     (23.8)     (16)         173.6     (25.3)     (15)
                                                    --------------------------------------------------------------------------
                                                     1,147.1    1,187.6     (40.5)      (3)       1,277.1     (89.5)      (7)
NONCORE/NONRECURRING EXPENSE ITEMS
  Merger and integration costs                          18.2       98.9                                 -
  SAIF assessment                                       10.3          -                                 -
  OREO transaction (income) loss                         (.8)      (2.9)                               .8
  Asset write-downs                                        -        3.2                              18.4
  Restructuring charge                                     -          -                             100.0
  Other nonrecurring noninterest
    expense items                                          -        4.0                               8.8
                                                    --------------------------------------------------------------------------
                                                    $1,174.8   $1,290.8   $(116.0)      (9)%     $1,405.1   $(114.3)      (8)%
                                                    ==========================================================================
------------------------------------------------------------------------------------------------------------------------------

     Employee compensation for 1996 increased $12.4 million over 1995 and benefits increased $.7 million over the prior year. The acquisition of CBI, accounted for as a purchase, increased compensation $12.8 million and benefits $2.6 million.
     Most other categories of expense declined in 1996, reflecting the successful integration of West One, accounted for on a pooling-of-interests basis, with Bancorp. Excluding noncore/nonrecurring items in both periods, the impact of the CBI acquisition and technology expenditures discussed below, fourth quarter 1996 expenses would have been $270 million, compared to $297 million in the fourth quarter of 1995, a reduction of $108 million on an annualized basis.
     In 1996, Bancorp implemented a five-year strategy to upgrade several facets of its technological infrastructure. These include a new retail teller system, corporate banking revenue initiatives, interstate banking development and "Year 2000" projects. During the second half of 1996, Bancorp expended approximately $6 million towards these technology initiatives. Technology costs were included in salaries, contract personnel and to a lesser extent, in several other categories.
     The decline in regulatory agency fees was due to the reduction in FDIC assessment rates on Bank Insurance Fund insured deposits. In May 1995, the FDIC reduced the assessment rates for well capitalized and highest-rated institutions from 23 cents to 4 cents per $100 of eligible deposits, and the rate was reduced to zero in 1996. Included in noncore/nonrecurring expense is a special one-time assessment of $10.3 million to recapitalize the FDIC's Savings Association Insurance Fund.

     Amortization of goodwill and core deposit intangibles was $22.8 million in 1996 compared with $16.6 million in 1995. The increase in 1996 compared with 1995 reflects the increase in goodwill and core deposit intangible asset balances as a result of the CBI acquisition in June 1996.
     Other noninterest expense decreased $23.8 million, or 16 percent, in 1996 compared with 1995. The decrease reflects the reduction in expenses as a result of the West One merger and a decrease in certain expenses related to the sale of Bancorp's merchant processing service business.

NONCORE/NONRECURRING EXPENSE ITEMS

     In connection with the merger with West One, pre-tax merger and integration costs of $18.2 million and $98.9 million were recognized in 1996 and 1995, respectively. These costs were incurred primarily for employee severance, professional fees, and costs to eliminate redundant computer systems, administrative functions, premises and equipment.
     Asset write-downs in 1995 were primarily the write-down of premises vacated by Bancorp's affinity card banking subsidiary. Included in asset write-downs in 1994 was the write-off of $12.1 million of capitalized expenses related to the development and installation of computer software. Also incurred in 1994 were write-downs of intangibles totaling $3.3 million, and deferred costs of $3.0 million related to agent-originated consumer loans held for sale. Other nonrecurring noninterest expense items in 1995 related to additional business consolidation expenses for the consolidation of computer operations and reconfiguration of branch support functions not related to the merger with West One. In 1994, expenses related to system conversions of $6.2 million, interest accrued on pending settlements with tax authorities of $1.2 million and other items totaling $1.4 million were recorded.
     In the first quarter of 1994, a $100 million restructuring charge was recorded related to a comprehensive program designed to allow Bancorp to become a more efficient, competitive and customer-focused financial institution. The program, which was completed in 1995, included staff reductions accomplished through an early retirement opportunity for certain employees, other severance programs and attrition; divestiture of certain business activities; and the consolidation and integration of certain operations and facilities that no longer fit Bancorp's corporate objectives or the needs of its regional customers.

INCOME TAXES

     Bancorp's effective income tax rate was 35.4 percent in 1996 and 1995, and
29.9 percent in 1994. The effective tax rate increased in 1996 and 1995 as the level of pre-tax income and nondeductible expenses increased, with a corresponding decrease in the proportion of tax-exempt interest income. In 1994, Bancorp recorded a higher amount of tax credits associated with low income housing investments, as compared with 1995.

FINANCIAL CONDITION

SECURITIES PORTFOLIOS

     Securities available for sale totaled $3.0 billion at December 31, 1996, compared with $3.3 billion at December 31, 1995. The average yield on the available for sale securities portfolio at year-end 1996 was 6.59 percent. Securities held to maturity decreased to $797 million at December 31, 1996 from approximately $865 million at December 31, 1995, mainly the result of maturing securities used to fund loan growth. The average yield on the held to maturity portfolio was 5.22 percent at December 31, 1996. The securities portfolios are managed to maximize yield over an entire interest rate cycle while minimizing market exposure to changes in interest rates.
     At December 31, 1996, the available for sale securities portfolio had unrealized gains of $24.9 million and unrealized losses of $18.7 million. At December 31, 1995, unrealized gains were $28.0 million and unrealized losses were $10.4 million. During 1996, Bancorp repositioned a portion of its available for sale portfolio. Proceeds from sales and maturities of collateralized mortgage obligations (CMO's) and U.S. Treasury securities were reinvested in instruments with shorter-term maturities, reducing the interest rate sensitivity of the portfolio as a whole.
     At December 31, 1996, the carrying value of the securities portfolios included $1.6 billion of mortgage-backed securities (MBS's) and CMO's, compared with $1.5 billion at December 31, 1995. Substantially all of these securities were issued by Federal agencies or backed by Federal agency pass-through securities.
     The overall yield earned on MBS's and CMO's depends on the amount of interest earned over the life of the security, adjusted for the amortization of any premium or discount. Actual maturities and yields of these securities depend on when the underlying mortgage principal and interest are repaid. Prepayment experience is affected by changes in market interest rates, as well as loan types and maturities, geographical location of the related properties, seasonality, age and mobility of borrowers and whether loans are assumable.
     Bancorp invests primarily in government agency-sponsored CMO's, which effectively eliminates credit risk. The majority of CMO purchases were made at a point in the yield curve to reduce interest rate risk. Government agency sponsored MBS's of intermediate duration held at December 31, 1996 have minimal credit risk and have reduced interest rate risk. Very seasoned, longer-maturity MBS's are sometimes acquired for their stable cash flows.
     Bancorp reclassified approximately $800 million of securities held to maturity to the available for sale portfolio in December 1995. As a result of this reclassification, the held to maturity securities portfolio consists mainly of state and municipal bonds. The reclassification was done in accordance with guidance provided by the Financial Accounting Standards Board regarding the classification of securities among portfolios for financial reporting purposes.

MATURITY DISTRIBUTION AND YIELDS OF SECURITIES

                                                       AVAILABLE FOR SALE                         HELD TO MATURITY
                                            -----------------------------------------   --------------------------------------
                                                            ESTIMATED FAIR VALUE                         AMORTIZED COST
                                            Weighted                                    Weighted
                                            Average    ------------------------------   Average    --------------------------
              (IN MILLIONS)                 Yield(1)     1996       1995       1994      Yield      1996     1995      1994
-----------------------------------------------------------------------------------------------------------------------------
U.S. TREASURY OBLIGATIONS DUE
  One year or less                            5.46%    $  311.7   $  382.6   $  270.5        -%    $    -   $    -   $      -
  One to five years                           6.02        152.1      368.3      722.6        -          -        -       10.0
  Five to ten years                           6.01         18.9       10.2          -        -          -        -          -
  Over ten years                                 -            -          -          -        -          -        -          -
                                              -------------------------------------------------------------------------------
         Total                                5.66        482.7      761.1      993.1        -          -        -       10.0
-----------------------------------------------------------------------------------------------------------------------------
U.S. GOVERNMENT AGENCY SECURITIES DUE
  One year or less                            5.62         53.1       59.4       37.7        -          -        -          -
  One to five years                           6.91        216.9       23.8       58.9        -          -        -          -
  Five to ten years                           7.24        213.2      133.1       50.7        -          -        -          -
  Over ten years                              7.38         70.3      387.5      269.4        -          -        -      116.2
                                              -------------------------------------------------------------------------------
         Total                                6.97        553.5      603.8      416.7        -          -        -      116.2
-----------------------------------------------------------------------------------------------------------------------------
STATE AND MUNICIPAL BONDS DUE
  One year or less                            4.29          5.0       10.5          -     5.97       78.9     60.5       68.2
  One to five years                           5.29          8.8       22.1          -     5.16      407.1    348.4      300.2
  Five to ten years                           4.82         41.8        6.6          -     5.09      299.4    385.3      500.0
  Over ten years                              5.22         52.8       52.6          -     6.72         .9     18.8       62.5
                                              -------------------------------------------------------------------------------
         Total                                5.03        108.4       91.8          -     5.22      786.3    813.0      930.9
-----------------------------------------------------------------------------------------------------------------------------
OTHER SECURITIES DUE(2)
  One year or less                               -            -        2.0       88.7        -          -        -          -
  One to five years                           8.12          8.5       43.2       55.9        -          -        -         .2
  Five to ten years                           6.84           .3       19.2       18.1        -          -        -      118.8
  Over ten years                              5.94        218.0      205.6      182.9        -          -        -          -
                                              -------------------------------------------------------------------------------
         Total                                6.02        226.8      270.0      345.6        -          -        -      119.0
-----------------------------------------------------------------------------------------------------------------------------
SERIAL MATURITIES(3)                          6.90      1,676.5    1,550.0      753.8     4.67       10.4     52.1      809.9
                                              -------------------------------------------------------------------------------
                                              6.59%    $3,047.9   $3,276.7   $2,509.2     5.22%    $796.7   $865.1    1,986.0
                                              ===============================================================================
-----------------------------------------------------------------------------------------------------------------------------

(1) For available for sale securities carried at estimated fair value, the weighted average yield is computed using amortized cost.
(2) Equity securities with no stated maturity date are presented as due after ten years.
(3) Included in serial maturities are mortgage-backed securities, collateralized mortgage obligations and asset-backed securities.

LOAN PORTFOLIO

     In 1996, the average loan portfolio increased eight percent over the prior year. Loan growth was particularly strong in commercial, real estate and lease financing. Commercial loans, representing 49 percent of the period-end portfolio, increased to $12.2 billion at December 31, 1996 from $11.5 billion at December 31, 1995. Average real estate mortgage and construction loans increased 11 percent in 1996 compared with 1995. Average leases increased 25 percent in 1996 compared with 1995, and 14 percent in 1995 compared with 1994. Average consumer loans increased two percent in 1996 compared with 1995. Consumer loans at year-end 1995 were $5.5 billion, a decrease from $5.6 billion at year-end 1994, due primarily to sales during 1995 of affinity credit card portfolios totaling approximately $350 million.

LOAN PORTFOLIO ANALYSIS

                                                                                     DECEMBER 31,
                                                              -----------------------------------------------------------
                      (IN MILLIONS)                            1996         1995         1994         1993         1992
--------------------------------------------------------------------------------------------------------------------------
Loans (net of unearned income)
  Commercial                                                 $12,241.2    $11,470.3    $10,605.3    $10,036.1    $ 9,143.2
  Lease financing                                              1,416.0      1,187.4        980.4        933.9        859.4
  Real estate construction                                     1,411.2        833.0        791.4        776.6        923.4
  Real estate mortgage                                         4,287.8      3,808.7      3,656.3      2,906.2      2,907.4
  Consumer                                                     5,690.5      5,485.4      5,610.0      4,792.5      4,206.4
                                                             -------------------------------------------------------------
                                                             $25,046.7    $22,784.8    $21,643.4    $19,445.3    $18,039.8
                                                             =============================================================
--------------------------------------------------------------------------------------------------------------------------

     It is Bancorp's objective to maintain a loan portfolio that is diverse in loan type, industry concentration, geographic distribution and borrower concentration in order to reduce the overall credit risk by minimizing the adverse impact of any single event or set of occurrences. The Commercial Loan Distribution table below shows the commercial loan portfolio stratified by significant Standard Industrial Code (SIC) classifications. It should be noted that within these classifications, there are subclassifications that are monitored.

COMMERCIAL LOAN DISTRIBUTION BY SIC CLASSIFICATION

                                                                                                    DECEMBER 31,
                                                                                                   ---------------
                                                                                                   1996      1995
------------------------------------------------------------------------------------------------------------------
Manufacturing                                                                                       14.5%     15.1%
Service                                                                                             13.8      14.1
Retail                                                                                              12.0      11.7
Agricultural                                                                                        10.3       8.9
Wholesale                                                                                            8.8       8.8
Brokers, Dealers, and Insurance                                                                      7.1       5.5
Financial                                                                                            5.0       3.7
Forest Products                                                                                      4.9       4.9
Transportation                                                                                       4.9       4.7
Contractors                                                                                          4.4       4.3
Other                                                                                               14.3      18.3
                                                                                                   ---------------
                                                                                                   100.0%    100.0%
                                                                                                   ===============
------------------------------------------------------------------------------------------------------------------

     Bancorp has collateral management policies in place to ensure that collateral lending of all types is approached on a basis consistent with standards of safety and soundness. Valuation analysis is utilized to take into consideration the potentially adverse economic conditions under which liquidation could occur. Collateral accepted against the commercial loan portfolio includes accounts receivable, equipment, commercial real estate and inventory. Loan to value ratios on commercial real estate are set in conformance with the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).
     Commercial loans were primarily local middle-market credits and loans to small businesses, comprising a diversified group of customers. United States National Bank of Oregon (U. S. Bank of Oregon), U. S. Bank of Washington, National

Association (U. S. Bank of Washington) and U. S. Bank of Idaho are leaders in small business lending in their respective states. Bancorp also has financial relationships with companies outside its six-state operating region.
     Consumer lending includes installment loans, credit card loans and credit lines. Risk associated with consumer lending is managed by utilizing uniform credit standards, credit limits, collateralization and monitoring of delinquencies. The majority of consumer loans outstanding are to customers residing in Oregon, Washington and Idaho, where general economic trends and conditions have been favorable.
     Real estate mortgage loans increased $479 million to $4.3 billion at year-end 1996 compared with 1995, primarily due to an increase in one-to-four family residential real estate mortgage loans. The majority of Bancorp's real estate mortgage loans outstanding are collateralized by properties located in the six-state region in which it operates. Bancorp closely monitors the composition of its real estate portfolio through prudent underwriting criteria and by monitoring loan concentrations by geographic region and property type. An analysis of the real estate portfolio is presented in the tables below.

REAL ESTATE LOANS OUTSTANDING

                                                                                             DECEMBER 31, 1996
                                                                                       ------------------------------
                                   (IN MILLIONS)                                      RESIDENTIAL COMMERCIAL   TOTAL
----------------------------------------------------------------------------------------------------------------------
Construction                                                                          $  497.2    $  914.0    $1,411.2
Mortgage                                                                               1,614.8     2,673.0     4,287.8
                                                                                      --------------------------------
                                                                                      $2,112.0    $3,587.0    $5,699.0
                                                                                      ================================
----------------------------------------------------------------------------------------------------------------------

REAL ESTATE LOANS OUTSTANDING

CONCENTRATIONS BY STATE AND TYPE OF COLLATERAL

                                                                                     DECEMBER 31, 1996
                                                                    ----------------------------------------------------
                         (IN MILLIONS)                            WASHINGTON  CALIFORNIA   OREGON      OTHER       TOTAL
--------------------------------------------------------------------------------------------------------------------------
Residential                                                       $  629.8    $  804.2    $  371.4    $  306.6    $2,112.0
Commercial
  Apartment/Condominium                                              298.3        84.2       120.9       122.5       625.9
  Office                                                             287.2        66.0       208.9        88.4       650.5
  Retail                                                              93.8        10.2        46.8        77.5       228.3
  Hotel/Motel                                                        124.5        80.3       146.7       244.9       596.4
  Land                                                                43.0        50.9        16.6        48.9       159.4
  Other                                                              489.2       164.4       423.7       249.2     1,326.5
                                                                  --------------------------------------------------------
    Total Commercial                                               1,336.0       456.0       963.6       831.4     3,587.0
                                                                  --------------------------------------------------------
         Total                                                    $1,965.8    $1,260.2    $1,335.0    $1,138.0    $5,699.0
                                                                  ========================================================
--------------------------------------------------------------------------------------------------------------------------

ASSET/LIABILITY MANAGEMENT

     The primary objective of Bancorp's asset/liability management is to maximize net interest income while maintaining acceptable levels of interest-rate sensitivity. The asset/liability management committee (ALCO) sets specific rate sensitivity limits for Bancorp. The committee monitors and adjusts Bancorp's exposure to changes in interest rates to achieve predetermined risk targets that it believes are consistent with current and expected market conditions. It is management's objective to minimize the negative impact on net interest income caused by changes in rates.
     An asset/liability management simulation model is used to quantify the exposure and impact of changing interest rates on earnings. In general, the simulation model is a dynamic tool which uses forecasting and option adjusted cash flow analysis in order to model portfolios and the entire balance sheet. Specifically, the simulation model: (i) captures all on- and off-balance sheet financial instruments; (ii) anticipates balance sheet mix changes and trends;
(iii) utilizes both a standardized set-rate scenario, as well as multiple, randomly generated rate scenarios to forecast net interest income; (iv) includes derivative instruments used to hedge "natural balance sheet" dynamics; and (v) simulates pro forma balance sheets, cash flows, net interest margin sensitivity and net interest income. Interest rate sensitivity is also based on simulated impacts on net interest income for the succeeding twelve months under standardized rising, flat and falling rate scenarios.

        The simulation model combines the significant factors that affect interest rate sensitivity into a comprehensive earnings simulation. Earning assets and interest-bearing liabilities with longer lives (duration) may be subject to more volatility than those with shorter duration. The model accounts for these differences in its simulations. At December 31, 1996, the simulation modeled the impact of assumptions that the treasury yield curve would: (i) increase linearly during the year by 200 basis points, or (ii) decrease linearly by 100 basis points, and compared both of these rate scenarios to a flat rate scenario. ALCO policy guidelines provide that the difference between a flat rate scenario compared with higher rate and lower rate scenarios should not result in more than a ten percent decline in return on equity. Simulations as of December 31, 1996, indicated Bancorp was positioned within these guidelines and was slightly asset sensitive. It should be noted that the simulation model neither takes into account future management actions that could be undertaken to alter the simulated results, if there were a change in actual market interest rates during the year, nor does it contemplate a change in anticipated interest rate level/volatility.

        The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is interest rate sensitive within a specific time period if it will reprice within that time period. The interest rate sensitivity gap is defined as the difference between the anticipated amount of interest-earning assets and interest-bearing liabilities, based upon certain assumptions, to mature or reprice within a specific time period. The overriding philosophy for the year-end gap report is based on the contractual interest repricing date (or in the case of fixed rate instruments, the contractual maturity date). The only exceptions are for financial instruments that have no contractual terms as follows: (i) other assets, other liabilities and demand deposit accounts are assumed to be noninterest sensitive, and (ii) savings, interest checking and money market accounts are assumed to be immediately interest sensitive. A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing or repricing within that same time frame.

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

     The above mentioned effects included in the simulation are difficult to properly present in a gap analysis. Notwithstanding these limitations, a traditional banking industry gap table is presented on page 22. To improve interest rate sensitivity disclosure, the table has been modified to include the effect of off-balance sheet instruments. For presentation purposes, (i) all earning assets that are marked-to-market or have variable rate features are included in the 1-30 day category, (ii) earning assets and interest-bearing liabilities with contractual repricing characteristics are presented according to contractual maturity. Residential real estate loans and mortgage-backed securities are presented based on expected maturities, (iii) savings, NOW accounts, interest checking and money market accounts, which can theoretically be repriced at any time, are included in the 1-30 day category, (iv) noninterest-bearing deposits are presented as noninterest/nonmarket sensitive, and (v) off-balance sheet financial instruments reflect the most likely expected impact for the succeeding twelve month period.
     Off-balance sheet financial instruments used in interest rate risk management include forward and futures contracts and interest rate swap agreements. Interest rate swaps are primarily used to change the floating or fixed rate characteristics of existing assets and liabilities or to manage the repricing relationship between certain floating rate assets and floating rate liabilities. Managing the interest rate sensitivity position of the organization is the primary purpose. All counterparties to these off-balance sheet financial instruments are subject to the same credit analysis and approval applied to borrowing customers of Bancorp.

INTEREST RATE GAP ANALYSIS

                                                                       DECEMBER 31, 1996
                                  -------------------------------------------------------------------------------------------
                                                          TOTAL      1 YEAR                            NONINTEREST/
                                             31 DAYS     WITHIN        TO      3 YEARS TO     OVER      NONMARKET
         (IN MILLIONS)          1-30 DAYS   TO 1 YEAR    1 YEAR     3 YEARS     5 YEARS     5 YEARS     SENSITIVE       TOTAL
------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
  Investment activities
    Money market investments    $    85.1   $       -   $    85.1   $      -    $       -   $      -    $        -    $    85.1
    Loans held for sale             180.5           -       180.5          -            -          -             -        180.5
    Trading securities and
      securities available for
      sale                        3,133.0           -     3,133.0          -            -          -             -      3,133.0
    Securities held to maturity      17.7        82.7       100.4      204.0        210.6      281.7             -        796.7
                                -----------------------------------------------------------------------------------------------
         Total investment
           activities             3,416.3        82.7     3,499.0      204.0        210.6      281.7             -      4,195.3
  Loans and lease financing,
    net of deferred fees         13,233.4     5,294.0    18,527.4    3,211.7      1,396.5    1,341.6         569.5     25,046.7
                                -----------------------------------------------------------------------------------------------
Total earning assets             16,649.7     5,376.7    22,026.4    3,415.7      1,607.1    1,623.3         569.5     29,242.0
Other assets                            -           -           -          -            -          -       4,018.4      4,018.4
                                -----------------------------------------------------------------------------------------------
         Total assets            16,649.7     5,376.7    22,026.4    3,415.7      1,607.1    1,623.3       4,587.9     33,260.4
                                ===============================================================================================
-------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders'
  Equity
Interest-bearing liabilities
  Savings, NOW and interest
    checking accounts             4,210.2           -     4,210.2          -            -          -             -      4,210.2
  Money market deposit accounts   5,990.7           -     5,990.7          -            -          -             -      5,990.7
  Time deposits                   1,221.0     5,259.8     6,480.8    1,282.3        503.7       36.1             -      8,302.9
  Short-term borrowings           1,800.6       691.1     2,491.7          -          3.2          -             -      2,494.9
  Long-term debt                     60.7       647.6       708.3      210.2         72.2      820.8             -      1,811.5
                                -----------------------------------------------------------------------------------------------
         Total interest bearing
           liabilities           13,283.2     6,598.5    19,881.7    1,492.5        579.1      856.9             -     22,810.2
Noninterest-bearing deposits            -           -           -          -            -          -       6,473.2      6,473.2
Other liabilities                       -           -           -          -            -          -         966.2        966.2
Capital qualifying securities           -           -           -          -            -          -         300.0        300.0
Shareholders' equity                    -           -           -          -            -          -       2,710.8      2,710.8
                                -----------------------------------------------------------------------------------------------
         Total liabilities and
           equity                13,283.2     6,598.5    19,881.7    1,492.5        579.1      856.9      10,450.2     33,260.4
                                ===============================================================================================
-------------------------------------------------------------------------------------------------------------------------------
Interest sensitive gap            3,366.5    (1,221.8)    2,144.7    1,923.2      1,028.0      766.4         569.5      6,431.8
Derivatives affecting interest
  rate sensitivity
  Pay -- floating interest rate
    swaps                          (117.0)     (770.1)     (887.1)         -            -          -             -       (887.1)
  Pay -- fixed interest rate
    swaps                               -           -           -     (100.0)           -       (8.2)            -       (108.2)
  Receive -- floating interest
    rate swaps                          -       608.2       608.2          -            -          -             -        608.2
  Receive -- fixed interest
    rate swaps                          -       161.4       161.4      222.5          3.2          -             -        387.1
                                -----------------------------------------------------------------------------------------------
Interest sensitive gap adjusted
  for derivative instruments    $ 3,249.5   $(1,222.3)  $ 2,027.2   $2,045.7    $ 1,031.2   $  758.2    $    569.5    $ 6,431.8
                                ===============================================================================================
-------------------------------------------------------------------------------------------------------------------------------
Gap adjusted for derivative
  instruments as a percent of
  total earning assets              11.11%      (4.18)%      6.93%      7.00%        3.53%      2.59%         1.95%       22.00%
                                ===============================================================================================
-------------------------------------------------------------------------------------------------------------------------------

LIQUIDITY

     Another objective of asset/liability management is to manage liquidity. Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of Bancorp, are met. Bancorp manages its liquidity at both the parent and subsidiary level. The major sources of funds for the parent are debt and equity issues, dividend and interest income from its subsidiaries, the commercial paper market and a revolving credit agreement. The primary sources of funds for bank subsidiaries are retail deposits and a bank note program for U.S. Bank of Oregon and U.S. Bank of Washington.
     Core deposits, defined as deposits other than time deposits of $100,000 or more, are Bancorp's primary source of funding. Core deposits provide a sizable source of relatively stable and low-cost funds. Average core deposits and shareholders' equity, which totaled $24.0 billion in 1996 and $22.8 billion in 1995, funded 75 percent and 76 percent of average total assets in those years, respectively. In 1996, average noninterest-bearing deposits increased $441 million, or nine percent compared with 1995.
     Other sources of liquidity included purchased funds, comprised of time deposits of $100,000 or more, federal funds purchased and security repurchase agreements, commercial paper and other short-term borrowings. Average purchased funds totaled $5.4 billion in 1996 and $5.3 billion in 1995. Average time deposits of $100,000 or more increased to $2.5 billion in 1996 from $1.8 billion in 1995 as these deposits provided an attractive wholesale funding alternative to other sources of funds. A portion of the remaining funding of average total assets came from long-term debt, which averaged $1.5 billion and $1.2 billion in 1996 and 1995, respectively.
     Bancorp's liquidity is enhanced by its accessibility to diverse sources of national market funds. At December 31, 1996, Bancorp had available various uncommitted capacities, including an effective $1.0 billion shelf registration with the Securities and Exchange Commission, providing for the issuance of senior or subordinated debt. In addition, Bancorp had $478 million remaining capacity under an $800 million debt shelf registration, of which $178 million has been designated as medium term notes. At December 31, 1996, Bancorp had $500 million available in a committed line of credit arrangement through a syndication of unaffiliated banks, which serves as commercial paper back-up lines and provides general liquidity for the parent company. Bancorp also has available $150 million of remaining capacity under a $300 million uncommitted preferred stock shelf registration.
     The subsidiary banks individually maintain liquidity in the form of money market investments, anticipated prepayments and maturities of securities and the maturity structure of their loan portfolios. Another source of liquidity is securities classified as available for sale, which totaled $3.0 billion at December 31, 1996. Also, several bank subsidiaries are members of the Federal Home Loan Bank System which provides a stable source of attractive, alternative funding and liquidity.
     The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for 1996. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income for 1996 of $479 million, which is adjusted for non-cash items including the non-cash portion of the merger and integration costs. Investing activities consisted primarily of both proceeds from and purchases of securities, and the impact of loans made and principal collected on loans. Financing activities present the net change in Bancorp's deposit accounts, short-term borrowings, $434 million in net proceeds from the issuance of long-term debt, $300 million in net proceeds from the issuance of capital qualifying securities, $551 million of common stock purchases and $180.9 million in dividends paid.

     The following table summarizes Bancorp's ratings by major credit rating agencies at December 31, 1996; such ratings are subject to revision or withdrawal at anytime. With respect to commercial paper, an A-1 or P-1 rating indicates a very strong capacity for timely payment. The Standard & Poor's long-term investment grade ratings range from AAA to BBB, with an A rating indicating a strong capacity. With respect to Moody's long-term ratings, the range is from A to Baa (or baa), with an A rating applied to upper-medium-grade obligations with adequate repayment capacity. Ratings modified by 1 are at the higher end of the category.

                                                                                                  STANDARD
                                                                                                  & POOR'S     MOODY'S
-----------------------------------------------------------------------------------------------------------------------
Bancorp (Parent)
  Commercial paper                                                                                 A-1          P-1
  Senior debt                                                                                      A            A2
  Subordinated debt                                                                                A-           A3
USBO and USBW
  Short-term bank notes                                                                            A-1          P-1
  Long-term bank notes                                                                             A+           A1
-----------------------------------------------------------------------------------------------------------------------

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

     Bancorp's allowance for credit losses totaled $476 million at December 31, 1996, representing 1.90 percent of loans outstanding, compared with 1.91 percent at year-end 1995. The provision for credit losses for 1996 was $135.2 million, compared with a $124.1 million provision in 1995 and $120.1 million in 1994. The higher provisions in 1996 and 1995 primarily reflected the impact of the integration of loan portfolios of acquired companies and, in 1996, a higher level of net charge-offs. The provision for credit losses in 1996 included $5 million related to the integration of CBI's loan portfolio, and 1995 included a $27 million provision for the West One loan portfolio integration. The allowance for credit losses as a percentage of nonperforming loans was 320 percent at December 31, 1996 and 336 percent at December 31, 1995.
     Net charge-offs for 1996 were $108.7 million, or .46 percent of average loans, compared with net charge-offs of $74.1 million, or .33 percent, of average loans in 1995. The increase was primarily due to higher charge-offs of commercial and bank card loans, as well as a lower level of loan recoveries. The increase in bank card net charge-offs related primarily to charge-offs in noncore, private label portfolios. Other consumer loan net charge-offs were .74 percent in 1996, compared with .68 percent in 1995.
     Management performs a quarterly analysis to establish the appropriate level of the allowance, taking into consideration such factors as loan loss experience, an evaluation of potential losses in the portfolio, credit concentrations and trends in portfolio volume, maturity, delinquencies and nonaccruals, risks associated with standby letters of credit which guarantee the debt of others and other off-balance sheet commitments, and prevailing and anticipated economic conditions. This analysis provides an allowance consisting of two components, allocated and unallocated. The allocated component reflects potential losses resulting from the analysis of individual loans and is developed through specific credit allocations for individual loans and historical loss experience for each loan category and risk classification within each category. The total of these allocations is then supplemented by the unallocated component of the allowance. The unallocated component reflects management's judgment and determination of the amounts necessary for loan concentrations, economic uncertainties and other subjective factors.
     Bancorp continues to closely monitor credit risk in its loan portfolio. Bancorp believes that its credit approval and review processes are effective and operating in accordance with sound banking practice and that the allowance for credit losses at December 31, 1996 was adequate to absorb potential credit losses inherent in loans, leases, loan commitments and standby letters of credit outstanding at that date.
     A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. An impairment is recognized by creating a valuation allowance with a corresponding charge to the provision for credit losses or by adjusting an existing valuation allowance with a corresponding charge or credit to the allowance for credit losses.
     Generally, it is Bancorp's policy to carry a loan at its net realizable value if impairment is determined, resulting in a direct loan charge-off, rather than a valuation allowance. At December 31, 1996, Bancorp's recorded investment in loans for which an impairment has been recognized totaled $115 million. Included in this amount was $36 million of impaired loans for which a valuation allowance of $14 million was being carried. The carrying value of impaired loans was based on the fair value of collateral. The balance of the allowance for credit losses is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's quarterly analysis of the allowance.

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

                   (IN MILLIONS)                       1996          1995          1994          1993          1992
----------------------------------------------------------------------------------------------------------------------
Period-end loans (net of unearned income)            $25,046.7     $22,784.8     $21,643.4     $19,445.3     $18,039.8
                                                     =================================================================
----------------------------------------------------------------------------------------------------------------------
Daily average loans (net of unearned income)         $23,862.3     $22,162.8     $20,336.1     $18,493.3     $17,438.2
                                                     =================================================================
----------------------------------------------------------------------------------------------------------------------
Balance of allowance for credit losses at beginning
  of year                                            $   434.5     $   387.6     $   345.2     $   327.4     $   283.1
Acquisitions (dispositions)                               14.9          (3.1)          2.6            .7          18.2
Loans charged-off
    Commercial                                            40.8          25.9          38.7          39.6          79.4
    Lease financing                                        1.5            .7           1.2           6.2          10.5
    Real estate construction                                .9            .5          12.1           4.9           4.2
    Real estate mortgage                                   3.1           6.9           4.3          10.1          10.2
    Consumer                                              47.6          44.8          32.2          32.6          32.1
    Bank card                                             50.3          38.1          36.5          37.6          27.2
                                                     -----------------------------------------------------------------
         Total                                           144.2         116.9         125.0         131.0         163.6
----------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off
    Commercial                                            13.3          17.7          18.3          16.4          20.3
    Lease financing                                         .3            .6           1.2            .8           1.2
    Real estate construction                                .4           1.9           1.2           2.0            .9
    Real estate mortgage                                   3.1           2.9           4.7           6.1           3.7
    Consumer                                              12.3          13.5          12.7          11.6          12.3
    Bank card                                              6.1           6.2           6.6           4.9           2.5
                                                     -----------------------------------------------------------------
         Total                                            35.5          42.8          44.7          41.8          40.9
----------------------------------------------------------------------------------------------------------------------
Net charge-offs                                          108.7          74.1          80.3          89.2         122.7
Provision for credit losses                              135.2         124.1         120.1         106.3         148.8
                                                     -----------------------------------------------------------------
Balance of allowance for credit losses at end of
  year                                               $   475.9     $   434.5     $   387.6     $   345.2     $   327.4
                                                     =================================================================
----------------------------------------------------------------------------------------------------------------------
Allowance as a percent of period-end loans                1.90%         1.91%         1.79%         1.77%         1.81%
Ratio of net charge-offs by average loan category
  Commercial                                               .23%          .07%          .20%          .25%          .68%
  Lease financing                                          .08           .01             -           .63           .99
  Real estate construction                                 .04          (.17)         1.35           .35           .36
  Real estate mortgage                                       -           .10          (.01)          .14           .22
  Consumer                                                 .74           .68           .47           .59           .64
  Bank card                                               5.51          3.69          3.03          3.61          3.07
  Total loans                                              .46%          .33%          .39%          .48%          .70%
----------------------------------------------------------------------------------------------------------------------

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

     The allowance is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories. The allocation of the allowance as shown below should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. In addition to the most recent analysis of individual loans and pools of loans, management's methodology also places emphasis on historical loss data, delinquency and nonaccrual trends by loan classification category and expected loan maturity. This analysis, management believes, identifies potential losses within the loan portfolio and therefore results in allocation of a portion of the allowance to specific loan categories. The loan category percent represents the percentage of loans in each category to total loans.

                                                                   DECEMBER 31,
                   ---------------------------------------------------------------------------------------------------------------
                         1996                   1995                   1994                   1993                   1992
                   ----------------       ----------------       ----------------       ----------------       ----------------
                               Loan                   LOAN                   LOAN                   LOAN                   LOAN
                             Category               CATEGORY               CATEGORY               CATEGORY               CATEGORY
  (IN MILLIONS)   Balance    Percent     BALANCE    PERCENT     BALANCE    PERCENT     BALANCE    PERCENT     BALANCE    PERCENT
 ---------------------------------------------------------------------------------------------------------------------------------
Commercial and
 lease financing  $ 147.7        54%     $ 157.9        57%     $ 135.5        55%     $ 142.3        56%     $ 166.3        55%
Real estate          35.1        23         24.3        19         34.5        19         41.2        19         41.7        21
Consumer             99.1        23         67.2        24         63.2        26         61.0        25         60.0        24
Unallocated         194.0         -        185.1         -        154.4         -        100.7         -         59.4         -
                  ----------------------------------------------------------------------------------------------------------------
                  $ 475.9       100%     $ 434.5       100%     $ 387.6       100%     $ 345.2       100%     $ 327.4       100%
                  ================================================================================================================
 ---------------------------------------------------------------------------------------------------------------------------------

ASSET QUALITY

     Nonperforming assets consist of loans on which interest is no longer accrued, certain restructured loans for which the interest rate or other terms have been renegotiated, and real estate and equipment acquired in satisfaction of loans. During 1996, Bancorp continued to show strong asset quality. Nonperforming assets represented .73 percent of loans and foreclosed assets at December 31, 1996, unchanged from year-end 1995. The ratio of nonaccrual and restructured loans to total loans was .59 percent at December 31, 1996 compared with .57 percent at December 31, 1995.
     Nonperforming real estate loans and other real estate owned totaled $72 million, or 40 percent, of nonperforming assets at December 31, 1996. Loans or properties of less than $5 million each made up 64 percent, or $116 million, of nonperforming assets at that date. Of the balance, three commercial credits over $10 million each accounted for $42 million.
     In addition to the loans classified as nonperforming, Bancorp has other loans which it has internally classified, largely due to weakening financial strength of the borrowers or concern about specific industries. These loans, although currently performing in accordance with contractual terms, are monitored closely by management and have been specifically provided for in the evaluation of the allowance for credit losses. Bancorp's lending policies and loan portfolio, including internally classified loans, are examined by regulatory agencies as part of their supervisory activities. An event occurred subsequent to December 31, 1996 that caused Bancorp to place a $50 million commercial credit on nonaccrual status in the first quarter of 1997. The loan was fully collateralized.

NONPERFORMING ASSETS AND PAST DUE LOANS

                                                                                     DECEMBER 31,
                                                                  --------------------------------------------------
                         (IN MILLIONS)                             1996       1995       1994       1993       1992
--------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                  $145.6     $118.4     $190.4     $238.5     $273.3
Restructured loans                                                   3.3       11.0       11.5        1.8        6.0
Foreclosed assets
  Other real estate owned                                           21.4       28.8       22.0       35.6       35.7
  Equipment repossessed                                              3.7        3.9        5.2        4.6        5.5
                                                                  --------------------------------------------------
                                                                  $174.0     $162.1     $229.1     $280.5     $320.5
                                                                  ==================================================
Bank properties pending disposition (included in other assets)    $  8.3     $  4.5     $  1.5     $    -     $    -
                                                                  ==================================================
--------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a % of loans                                  .59%       .57%       .93%      1.24%      1.55%
Nonperforming assets as a % of loans and foreclosed assets           .73%       .73%      1.06%      1.44%      1.77%
Allowance for credit losses as a % of nonperforming loans            320%       336%       192%       144%       117%
Accruing loans past due 90 days or more                           $ 41.0     $ 30.0     $ 16.8     $ 17.1     $ 21.6
Interest computed on contractual terms                              21.4       18.0       20.8       23.0       27.8
Interest recognized                                                  3.4        4.0        7.0        9.4        9.5
--------------------------------------------------------------------------------------------------------------------

     Included in accruing loans past due 90 days or more at December 31, 1996 were $28 million of bank card and consumer loans, which are reported as past due until 180 days and 120 days, respectively, at which time the loans are charged off. For an explanation of Bancorp's nonaccrual policy see Note 1. Summary of Significant Accounting Policies, Loans and Lease Financing page 41.

ANALYSIS OF CHANGE IN NONACCRUAL LOANS

                                       (IN MILLIONS)                                           1996         1995
-----------------------------------------------------------------------------------------------------------------
Nonaccrual loans
  Beginning balance                                                                           $118.4       $190.4
  Additions                                                                                    182.0        138.4
  Payments/returned to accrual                                                                 (92.7)      (136.4)
  Charge-offs                                                                                  (29.1)       (22.7)
  Transfer to other real estate and equipment owned                                            (33.0)       (51.3)
                                                                                              -------------------
  Ending balance                                                                              $145.6       $118.4
                                                                                              ===================
-----------------------------------------------------------------------------------------------------------------

CAPITAL AND DIVIDENDS

     The federal bank regulatory agencies have jointly issued rules which implement a system of prompt corrective action for banks required by FDICIA. The rules define the relevant capital levels for five categories, ranging from "well capitalized" to "critically undercapitalized." An insured depository institution is generally deemed to be "well capitalized" if it has a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least six percent, and a leverage capital ratio of at least five percent.
     Risk-based capital guidelines issued by the Federal Reserve Board establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures for bank holding companies. The guidelines require a minimum total risk-based capital ratio of eight percent, with half of the total in the form of Tier 1 capital. Bancorp's Tier 1 capital is comprised of common equity, perpetual preferred stock and subsidiary trust issued capital securities, less goodwill and certain other intangibles, and excludes the equity impact of adjusting available for sale securities to market value. Total capital also includes subordinated debt and a portion of the allowance for credit losses, as defined.
     The risk-based capital rules have been supplemented by a leverage capital ratio, defined as Tier 1 capital to adjusted quarterly average total assets. Banking organizations other than those which are most highly rated are expected to maintain ratios at least 100 to 200 basis points above the minimum three percent level, depending on their financial condition.

     Banks are subject to capital requirements similar to the requirements for bank holding companies. At December 31, 1996, the most recent regulatory notification categorized all of Bancorp's bank subsidiaries as "well capitalized." The bank subsidiaries' ratios are expected to be maintained at the "well capitalized" levels by the retention of earnings and, if necessary, the issuance of additional capital qualifying securities.

     The risk-based capital and leverage ratios for Bancorp and its three largest bank subsidiaries are presented in the table below:

CAPITAL RATIOS

                                                                                         DECEMBER 31, 1996
                                                                              ---------------------------------------
                                                                                              RISK-BASED
                                                                                            CAPITAL RATIOS
                                                                                            --------------     LEVERAGE
                                                                                TOTAL       TIER     TOTAL     CAPITAL
                               (IN MILLIONS)                                   ASSETS        1       CAPITAL   RATIO
---------------------------------------------------------------------------------------------------------------------
U. S. Bancorp (Consolidated)                                                  $33,260.4     8.11%    11.83%     8.17%
Bank Subsidiaries
  U. S. Bank of Oregon                                                         14,289.6     7.24     10.95      7.75
  U. S. Bank of Washington                                                      9,703.8     6.93     10.54      7.44
  U. S. Bank of Idaho                                                           3,823.7     7.03     10.44      5.96
---------------------------------------------------------------------------------------------------------------------

     At December 31, 1996, common shareholders' equity was $2.6 billion. Average common equity to average total assets was 8.13 percent for 1996 and 1995. The quarterly common dividend was increased 11 percent in the third quarter of 1996, to $.31 per share from $.28 per share. Dividends of $1.18 per share were declared in 1996, compared with $1.06 per share in 1995, based on historical Bancorp cash dividends paid.
     In the fourth quarter of 1996, Bancorp purchased four million shares of its common stock under a program approved by the Board of Directors. In addition, Bancorp systematically purchases common shares for employee benefit and dividend reinvestment plans under programs authorized in 1994. In December 1996, Bancorp issued $300 million of mandatory redeemable capital securities through a subsidiary grantor trust. The securities qualify for treatment as Tier 1 capital for regulatory capital purposes.
     In 1995, West One called for redemption and retired approximately $50 million of 7.75% convertible subordinated debentures. In connection with this redemption, West One purchased in the open market 2.7 million West One common shares (equivalent to 3.9 million Bancorp common shares) for issuance to debt holders.

     The following tables on pages 29 to 31 present additional information on maturity and interest sensitivity of selected loan categories, time deposits -- $100,000 or more, certain short-term borrowings, average balances and tax-equivalent net interest margin.

LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                                       DECEMBER 31, 1996
                                                                        -----------------------------------------------
                                                                      ONE YEAR       ONE TO          OVER
                           (IN MILLIONS)                              OR LESS      FIVE YEARS     FIVE YEARS       TOTAL
--------------------------------------------------------------------------------------------------------------------------
Loans in domestic offices
  Commercial                                                          $8,355.3      $ 2,997.8       $888.1       $12,241.2
  Real estate construction                                             1,010.1          339.1         62.0         1,411.2
                                                                      ----------------------------------------------------
         Total                                                        $9,365.4      $ 3,336.9       $950.1       $13,652.4
                                                                      ====================================================
--------------------------------------------------------------------------------------------------------------------------
Loans with predetermined rate                                         $  970.8      $ 1,177.6       $414.5       $ 2,562.9
Loans with floating rate                                               8,394.6        2,159.3        535.6        11,089.5
                                                                      ----------------------------------------------------
         Total                                                        $9,365.4      $ 3,336.9       $950.1       $13,652.4
                                                                      ====================================================
--------------------------------------------------------------------------------------------------------------------------

TIME DEPOSITS -- $100,000 OR MORE

     Maturities of domestic time deposits of $100,000 or more outstanding at December 31, 1996:

                                             (IN MILLIONS)
-----------------------------------------------------------------------------------------------------------------
3 months or less                                                                                         $1,354.3
3 to 6 months                                                                                               428.8
6 to 12 months                                                                                              376.8
Over 12 months                                                                                              375.9
                                                                                                         --------
         Total                                                                                           $2,535.8
                                                                                                         ========
-----------------------------------------------------------------------------------------------------------------

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

                                                                                                       AVERAGE
                                                                   AVERAGE        DAILY AVERAGE     INTEREST RATE
                                                                INTEREST RATE        AMOUNTS         ON AMOUNTS         MAXIMUM
                                                                 ON AMOUNTS        OUTSTANDING       OUTSTANDING       MONTH-END
                                                  YEAR-END       OUTSTANDING       DURING THE        DURING THE         AMOUNTS
                 (IN MILLIONS)                     BALANCE       AT YEAR-END          YEAR              YEAR          OUTSTANDING
------------------------------------------------------------------------------------------------------------------------------
FEDERAL FUNDS PURCHASED AND SECURITY REPURCHASE
 AGREEMENTS
  1996                                            $ 1,672.4           4.91%         $ 2,102.2             4.97%        $  2,643.5
  1995                                              2,731.1           5.44            2,503.2             5.67            3,070.6
  1994                                              3,587.7           5.55            2,698.8             4.15            3,587.7
---------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS
  1996                                            $   822.5           5.47%         $   806.6             5.30%        $  1,089.6
  1995                                                868.2           5.43            1,026.4             5.60            1,489.8
  1994                                                687.2           5.51              654.0             3.59              919.6
---------------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCES AND TAX-EQUIVALENT NET INTEREST MARGIN


                                                                      1996                               1995
                                                         -----------------------------       ----------------------------
                                                                                Average                            AVERAGE
                                                                                 Rate                               RATE
                                                          Average    Income/    Earned/      AVERAGE    INCOME/    EARNED/
                     (IN MILLIONS)                        Balance    Expense     Paid        BALANCE    EXPENSE     PAID
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Money market investments                                 $   381.6   $   20.7      5.41%    $   259.2   $   15.2     5.87%
Trading account securities                                   139.4        8.1      5.81         174.1       10.8     6.20
Loans held for sale                                          187.0       13.2      7.10         156.9       13.2     8.38
Securities available for sale(1)(2)
  U.S. Treasury obligations                                  566.0       31.8      5.62         881.6       48.4     5.49
  U.S. Government agency securities                        1,819.1      119.0      6.54       1,065.8       71.4     6.70
  Other securities                                           649.4       44.2      6.80         395.5       25.1     6.35
                                                         -----------------------------------------------------------------
         Total securities available for sale               3,034.5      195.0      6.42       2,342.9      144.9     6.19
Securities held to maturity(2)
  U.S. Treasury obligations                                      -          -         -           9.8         .6     5.76
  U.S. Government agency securities                              -          -         -         825.9       54.7     6.63
  State and municipal bonds                                  809.4       62.9      7.77         912.7       72.3     7.92
  Other securities                                            24.0        1.1      4.52          84.3        4.0     4.82
                                                         -----------------------------------------------------------------
         Total securities held to maturity                   833.4       64.0      7.68       1,832.7      131.6     7.18
Loans and lease financing(2)(3)
  Commercial                                              11,866.3    1,029.4      8.67      11,085.1    1,029.7     9.29
  Lease financing                                          1,294.3       94.9      7.33       1,034.2       78.0     7.55
  Real estate construction                                 1,129.4      105.3      9.33         857.8       81.3     9.48
  Real estate mortgage                                     3,965.8      331.8      8.37       3,714.2      289.7     7.80
  Consumer                                                 5,606.5      560.8     10.00       5,471.5      545.2     9.96
                                                         -----------------------------------------------------------------
         Total loans                                      23,862.3    2,122.2      8.89      22,162.8    2,023.9     9.13
Loan fees                                                        -      103.6         -             -      103.0        -
                                                         -----------------------------------------------------------------
Total loans including fees                                23,862.3    2,225.8      9.33      22,162.8    2,126.9     9.60
                                                         -----------------------------------------------------------------
Total interest earning assets/interest income             28,438.2   $2,526.8      8.89%     26,928.6   $2,442.6     9.07%
--------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses                                 (450.7)                            (396.3)
Cash and due from banks                                    1,913.5                            1,852.4
Other assets                                               2,023.9                            1,813.7
                                                         -----------------------------------------------------------------
         Total                                           $31,924.9                          $30,198.4
                                                         =================================================================
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Savings                                                $ 1,522.1   $   35.9      2.36%    $ 1,854.1   $   45.7     2.47%
  NOW accounts and interest checking                       2,704.4       50.3      1.86       2,647.8       43.7     1.65
  Money market deposit accounts                            5,790.7      225.9      3.90       5,093.9      212.2     4.17
  Time -- $100,000 or more                                 2,533.1      144.9      5.72       1,806.2      109.0     6.03
  Other time                                               5,755.3      311.2      5.41       5,554.2      299.4     5.39
                                                         -----------------------------------------------------------------
         Total interest-bearing deposits                  18,305.6      768.2      4.20      16,956.2      710.0     4.19
Federal funds purchased and security repurchase
  agreements                                               2,102.2      104.5      4.97       2,503.2      142.0     5.67
Commercial paper and other short-term borrowings(4)          806.6       42.9      5.30       1,026.4       57.7     5.60
Long-term debt                                             1,514.6      101.1      6.68       1,198.9       83.4     6.95
                                                         -----------------------------------------------------------------
         Total interest-bearing liabilities/interest
           expense                                        22,729.0   $1,016.7      4.47%     21,684.7   $  993.1     4.58%
--------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                               5,503.6                            5,062.3
Other liabilities                                            941.5                              845.7
                                                         -----------------------------------------------------------------
         Total liabilities                                29,174.1                           27,592.7
Mandatory redeemable capital securities of trust holding
  U. S. Bancorp junior subordinated debentures                 6.6                                  -
Shareholders' equity                                       2,744.2                            2,605.7
                                                         -----------------------------------------------------------------
         Total                                           $31,924.9                          $30,198.4
                                                         =================================================================
--------------------------------------------------------------------------------------------------------------------------
Interest income as a percent of average earning assets                             8.89%                             9.07%
Interest expense as a percent of average earning assets                           (3.57)                            (3.69)
                                                         -----------------------------------------------------------------
Net interest income and margin                                       $1,510.1      5.32%                $1,449.5     5.38%
                                                         =================================================================
--------------------------------------------------------------------------------------------------------------------------

(1) Yields are based on amortized cost balances.
(2) Includes taxable equivalent adjustments related to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 34% for 1992 and 35% for years thereafter.

               1994                                   1993                                   1992
----------------------------------     ----------------------------------     ----------------------------------
                           AVERAGE                                AVERAGE                                AVERAGE
                            RATE                                   RATE                                   RATE
 AVERAGE      INCOME/      EARNED/      AVERAGE      INCOME/      EARNED/      AVERAGE      INCOME/      EARNED/
 BALANCE      EXPENSE       PAID        BALANCE      EXPENSE       PAID        BALANCE      EXPENSE       PAID
----------------------------------------------------------------------------------------------------------------

$   349.2     $   15.8       4.53%     $   379.0     $   11.3       2.99%     $   652.0     $   24.7       3.80%
    173.6          9.9       5.71          195.8         10.0       5.09          193.7         10.8       5.57
    385.3         27.6       7.16          790.3         55.2       6.99          663.2         52.5       7.92

  1,117.9         59.8       5.29           68.9          3.3       4.85              -            -          -
  1,047.7         59.4       5.58          186.8         10.9       5.82              -            -          -
    364.3         20.9       5.73           48.1          3.3       6.86              -            -          -
----------------------------------------------------------------------------------------------------------------
  2,529.9        140.1       5.47          303.8         17.5       5.76              -            -          -

     90.5          5.2       5.71        1,223.5         67.3       5.50          820.9         50.9       6.20
    948.1         60.6       6.40        2,155.2        134.1       6.22        1,827.8        133.1       7.28
    962.5         77.1       8.01          794.5         69.6       8.76          604.6         56.8       9.40
    164.7          8.2       5.01          483.4         34.3       7.10          404.0         32.3       8.00
----------------------------------------------------------------------------------------------------------------
  2,165.8        151.1       6.98        4,656.6        305.3       6.56        3,657.3        273.1       7.47

 10,148.8        811.8       8.00        9,427.6        680.4       7.22        8,678.0        673.2       7.76
    905.7         68.0       7.51          871.8         73.6       8.44          945.6         89.7       9.49
    800.6         64.5       8.06          809.1         61.3       7.57          914.6         72.0       7.87
  3,329.1        247.9       7.45        2,935.3        249.3       8.49        3,005.4        280.5       9.33
  5,151.9        489.3       9.50        4,449.5        445.9      10.02        3,894.6        427.3      10.97
----------------------------------------------------------------------------------------------------------------
 20,336.1      1,681.5       8.27       18,493.3      1,510.5       8.17       17,438.2      1,542.7       8.85
        -        102.2          -              -        105.9          -              -         90.7          -
----------------------------------------------------------------------------------------------------------------
 20,336.1      1,783.7       8.77       18,493.3      1,616.4       8.74       17,438.2      1,633.4       9.37
----------------------------------------------------------------------------------------------------------------
 25,939.9     $2,128.2       8.20%      24,818.8     $2,015.7       8.12%      22,604.4     $1,994.5       8.82%
----------------------------------------------------------------------------------------------------------------
   (361.2)                                (333.7)                                (306.0)
  1,824.0                                1,698.3                                1,410.2
  1,760.4                                1,812.3                                1,626.6
----------------------------------------------------------------------------------------------------------------
$29,163.1                              $27,995.7                              $25,335.2
=======================================================================================
----------------------------------------------------------------------------------------------------------------


$ 2,294.7     $   51.3       2.23%     $ 2,166.2     $   53.7       2.48%     $ 1,634.0     $   54.4       3.33%
  2,885.7         41.0       1.42        2,816.2         48.2       1.71        2,374.2         58.8       2.48
  4,565.4        136.9       3.00        4,285.2        114.1       2.66        3,612.0        121.4       3.36
  1,300.5         58.6       4.50        1,101.8         45.6       4.14        1,374.0         67.6       4.92
  5,450.3        236.0       4.33        6,002.8        264.2       4.40        5,813.5        306.2       5.27
----------------------------------------------------------------------------------------------------------------
 16,496.6        523.8       3.18       16,372.2        525.8       3.21       14,807.7        608.4       4.11

  2,698.8        112.0       4.15        2,156.8         63.7       2.95        2,426.1         89.0       3.67
    654.0         23.6       3.59          645.6         20.5       3.15          594.8         25.9       4.32
  1,186.6         79.3       6.69        1,283.3         88.2       6.88        1,347.6        102.4       7.60
----------------------------------------------------------------------------------------------------------------

 21,036.0     $  738.7       3.51%      20,457.9     $  698.2       3.41%      19,176.2     $  825.7       4.31%
----------------------------------------------------------------------------------------------------------------
  4,989.1                                4,606.6                                3,616.3
    703.8                                  687.8                                  643.2
----------------------------------------------------------------------------------------------------------------
 26,728.9                               25,752.3                               23,435.7

        -                                      -                                      -
  2,434.2                                2,243.4                                1,899.5
----------------------------------------------------------------------------------------------------------------
$29,163.1                              $27,995.7                              $25,335.2
=======================================================================================
----------------------------------------------------------------------------------------------------------------
                             8.20%                                  8.12%                                  8.82%
                            (2.85)                                 (2.81)                                 (3.65)
----------------------------------------------------------------------------------------------------------------
              $1,389.5       5.35%                   $1,317.5       5.31%                   $1,168.8       5.17%
===============================================================================================================
----------------------------------------------------------------------------------------------------------------

(3) Loans on nonaccrual status have been included in the computation of average balances.
(4) Includes interest expense capitalized on property under construction.

              Item 8. Financial Statements and Supplementary Data

(a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:

                                                                                                 PAGE
                                                                                                ------
    Letter of Management                                                                        33
    Independent Auditors' Reports                                                               34-35
    U. S. Bancorp and Subsidiaries:
      Consolidated Balance Sheet                                                                36
      Consolidated Statement of Income                                                          37
      Consolidated Statement of Changes in Shareholders' Equity                                 38
      Consolidated Statement of Cash Flows                                                      39
      Notes to Consolidated Financial Statements                                                41

(b) The following supplementary data is set forth in this Annual Report on Form 10-K on the page indicated:

    Quarterly Financial Data                                                                    67

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

     GERRY B. CAMERON         ROBERT D. SZNEWAJS           STEVEN P. ERWIN
        Chairman,                Vice Chairman         Executive Vice President
 Chief Executive Officer,                            and Chief Financial Officer
      and President

                          INDEPENDENT AUDITORS' REPORT

TO THE DIRECTORS AND SHAREHOLDERS OF U.S. BANCORP:

     We have audited the accompanying consolidated balance sheet of U.S. Bancorp and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of U.S. Bancorp's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of U.S. Bancorp and subsidiaries and West One Bancorp and subsidiaries, which has been accounted for as a pooling-of-interests as described in Note 2 to the consolidated financial statements. We did not audit the consolidated statements of income, changes in shareholders' equity, and cash flows of West One Bancorp and subsidiaries for the year ended December 31, 1994, which statements reflect net interest income and noninterest revenues of $471,214,000 for the year ended December 31, 1994. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for West One Bancorp and subsidiaries for 1994, is based solely on the report of such other auditors.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Bancorp and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
-------------------------
    Deloitte & Touche LLP

Portland, Oregon
January 31, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND DIRECTORS OF WEST ONE BANCORP:

     We have audited the consolidated statements of income, shareholders' equity, and cash flows of West One Bancorp and subsidiaries for the year ended December 31, 1994 (not presented separately herein). These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above (not presented separately herein) present fairly, in all material respects, the consolidated results of operations and cash flows of West One Bancorp and subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

/s/ COOPERS & LYBRAND L.L.P.
----------------------------
    Coopers & Lybrand L.L.P.

Boise, Idaho
January 19, 1995

                         U. S. BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                                  DECEMBER 31,
                                                                                             ----------------------
                             (IN MILLIONS, EXCEPT SHARE DATA)                                  1996         1995
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                      $ 2,401.1    $ 2,416.2
Federal funds sold and security resale agreements                                                 70.9        506.4
Other short-term investments                                                                      14.2         10.1
Trading account securities                                                                        85.1        279.7
Loans held for sale                                                                              180.5        160.5
Securities available for sale, at fair value (amortized cost: 1996 -- $3,041.7;
  1995 -- $3,259.1)                                                                            3,047.9      3,276.7
Securities held to maturity, at amortized cost (fair value: 1996 -- $810.9;
  1995 -- $885.7)                                                                                796.7        865.1
Loans and lease financing, net of deferred fees                                               25,046.7     22,784.8
Allowance for credit losses                                                                     (475.9)      (434.5)
                                                                                             ----------------------
Net loans and lease financing                                                                 24,570.8     22,350.3
Premises, furniture and equipment, net                                                           614.1        633.8
Other real estate and equipment owned                                                             25.1         32.7
Customers' liability on acceptances                                                              327.7        306.7
Goodwill and core deposit intangibles                                                            377.6        190.7
Other assets                                                                                     748.7        765.4
                                                                                             ----------------------
                                                                                             $33,260.4    $31,794.3
                                                                                             ======================
-------------------------------------------------------------------------------------------------------------------
LIABILITIES
Interest-bearing deposits                                                                    $18,503.8    $17,255.0
Noninterest-bearing deposits                                                                   6,473.2      6,009.7
                                                                                             ----------------------
 Total deposits                                                                               24,977.0     23,264.7
Federal funds purchased and security repurchase agreements                                     1,672.4      2,731.1
Commercial paper and other short-term borrowings                                                 822.5        868.2
Long-term debt                                                                                 1,811.5      1,377.0
Acceptances outstanding                                                                          327.7        306.7
Other liabilities                                                                                638.5        629.6
                                                                                             ----------------------
 Total liabilities                                                                            30,249.6     29,177.3
-------------------------------------------------------------------------------------------------------------------
CAPITAL QUALIFYING SECURITIES
U. S. Bancorp-obligated mandatory redeemable capital securities of subsidiary trust
  holding only junior subordinated deferrable interest debentures of U. S. Bancorp               300.0            -
-------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, authorized 50,000,000 shares:
  Series A, no par value, 6,000,000 shares outstanding                                           150.0        150.0
Common stock, $5 par value, authorized 250,000,000 shares, outstanding:
  1996 -- 147,199,668; 1995 -- 150,592,468                                                       736.0        752.9
Capital surplus                                                                                  178.1        347.8
Retained earnings                                                                              1,644.5      1,356.9
Net unrealized gain on securities available for sale, net of tax                                   2.2          9.4
                                                                                             ----------------------
 Total shareholders' equity                                                                    2,710.8      2,617.0
-------------------------------------------------------------------------------------------------------------------
                                                                                             $33,260.4    $31,794.3
                                                                                             ======================
-------------------------------------------------------------------------------------------------------------------

                See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
                        (IN MILLIONS, EXCEPT SHARE DATA)                             1996        1995        1994
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and lease financing, including fees                                          $2,207.9    $2,103.7    $1,758.8
Securities available for sale                                                         190.1       141.9       137.7
Securities held to maturity                                                            43.5       108.0       125.5
Loans held for sale                                                                    13.3        13.2        27.6
Trading account securities                                                              7.8        10.5         9.0
Other interest income                                                                  20.7        15.2        15.8
                                                                                   --------------------------------
 Total interest income                                                              2,483.3     2,392.5     2,074.4
INTEREST EXPENSE
Deposits                                                                              768.2       710.0       523.8
Short-term borrowings                                                                 147.4       199.7       135.6
Long-term debt                                                                        101.1        83.4        79.3
                                                                                   --------------------------------
 Total interest expense                                                             1,016.7       993.1       738.7
                                                                                   --------------------------------
NET INTEREST INCOME                                                                 1,466.6     1,399.4     1,335.7
Provision for credit losses                                                           135.2       124.1       120.1
                                                                                   --------------------------------
Net interest income after provision for credit losses                               1,331.4     1,275.3     1,215.6
-------------------------------------------------------------------------------------------------------------------
NONINTEREST REVENUES
Service charges on deposit accounts                                                   197.4       189.5       191.6
Trust and investment management                                                        71.6        65.8        65.3
Bank card revenue, net                                                                 59.7        73.4        73.3
Exchange fees                                                                          40.4        42.6        36.7
Other operating revenue                                                               156.9       138.3       137.5
Equity investment income (loss)                                                        27.8         3.2        (5.4)
Gain on sale of operations and loans                                                   25.6         8.9        62.9
Gain (loss) on sale of securities                                                       5.8         3.0        (9.2)
                                                                                   --------------------------------
 Total noninterest revenues                                                           585.2       524.7       552.7
-------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
Employee compensation and benefits                                                    615.2       602.1       646.2
Equipment rentals, depreciation and maintenance                                       118.8       127.4       139.9
Net occupancy expense                                                                  81.7        85.4        87.5
Stationery, supplies and postage                                                       63.2        63.9        59.2
Regulatory agency fees                                                                  9.3        35.5        54.1
Amortization of goodwill and core deposit intangibles                                  22.8        16.6        16.0
Other operating expenses                                                              235.3       261.0       302.2
Merger and integration costs                                                           18.2        98.9           -
SAIF assessment                                                                        10.3           -           -
Restructuring charge                                                                      -           -       100.0
                                                                                   --------------------------------
 Total noninterest expenses                                                         1,174.8     1,290.8     1,405.1
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                            741.8       509.2       363.2
Provision for income taxes                                                            262.9       180.2       108.5
                                                                                   --------------------------------
NET INCOME                                                                         $  478.9    $  329.0    $  254.7
                                                                                   ================================
-------------------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                        $  466.7    $  316.8    $  242.5
NET INCOME PER COMMON SHARE                                                        $   3.08    $   2.09    $   1.60
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (000's)                                 151,313     151,554     151,392
-------------------------------------------------------------------------------------------------------------------

                See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                 NET
                                                                                              UNREALIZED
                                                                                                 GAIN
                                                                                                (LOSS)
                                                                                                  ON
                                                SHARES       COMMON    CAPITAL    RETAINED    SECURITIES,   PREFERRED
           (DOLLARS IN MILLIONS)              OUTSTANDING    STOCK     SURPLUS    EARNINGS    NET OF TAX      STOCK       TOTAL
 ------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1994                    150,483,832    $752.4    $ 469.7    $1,042.4      $ 27.2       $  150.0    $2,441.7
Net income                                              -         -          -       254.7           -              -       254.7
Exercise of stock options                         904,235       4.5        8.4           -           -              -        12.9
Repurchase of common stock                     (2,228,300)    (11.1)     (46.0)          -           -              -       (57.1)
Common stock issued in acquisition              2,410,340      12.1        4.1        12.6        (1.0)             -        27.8
Common stock issued to redeem subordinated
  debt                                              8,689         -         .1           -           -              -          .1
Common dividends declared (per
  share -- $.94)                                        -         -          -      (120.5)          -              -      (120.5)
Preferred dividends declared                            -         -          -       (12.2)          -              -       (12.2)
Dividends reinvested and other                    545,757       2.7        9.0        (1.2)          -              -        10.5
Change in fair value of securities, net of
  tax                                                   -         -          -           -       (64.9)             -       (64.9)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                  152,124,553     760.6      445.3     1,175.8       (38.7)         150.0     2,493.0
Net income                                              -         -          -       329.0           -              -       329.0
Exercise of stock options                         723,184       3.6        9.5           -           -              -        13.1
Repurchase of common stock                     (6,548,525)    (32.7)    (143.1)          -           -              -      (175.8)
Common stock issued to redeem subordinated
  debt                                          3,921,225      19.6       30.1           -           -              -        49.7
Common dividends declared (per
  share -- $1.06)                                       -         -          -      (135.7)          -              -      (135.7)
Preferred dividends declared                            -         -          -       (12.2)          -              -       (12.2)
Dividends reinvested and other                    372,031       1.8        6.0           -           -              -         7.8
Change in fair value of securities, net of
  tax                                                   -         -          -           -        48.1              -        48.1
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                  150,592,468     752.9      347.8     1,356.9         9.4          150.0     2,617.0
Net income                                              -         -          -       478.9           -              -       478.9
Exercise of stock options                       1,396,132       7.0       26.6           -           -              -        33.6
Repurchase of common stock                    (14,603,800)    (73.0)    (477.6)          -           -              -      (550.6)
Common stock issued in acquisition              9,656,911      48.3      276.3           -           -              -       324.6
Common dividends declared (per
  share -- $1.18)                                       -         -          -      (179.2)          -              -      (179.2)
Preferred dividends declared                            -         -          -       (12.2)          -              -       (12.2)
Dividends reinvested and other                    157,957        .8        5.0          .1           -              -         5.9
Change in fair value of securities, net of
  tax                                                   -         -          -           -        (7.2)             -        (7.2)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                  147,199,668    $736.0    $ 178.1    $1,644.5      $  2.2       $  150.0    $2,710.8
                                             ====================================================================================
---------------------------------------------------------------------------------------------------------------------------------

                See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                     ---------------------------------
                                  (IN MILLIONS)                                       1996         1995         1994
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $   478.9    $   329.0    $   254.7
Adjustments to reconcile net income to cash used in operating activities
  Deferred income tax (benefit) expense                                                  41.0        (49.8)       (47.7)
  Depreciation, amortization and accretion                                              153.8        129.0        146.0
  Provision for credit losses                                                           135.2        124.1        120.1
  Noncash portion of merger and integration costs                                        14.3         87.6            -
  Noncash portion of restructuring charge                                                   -            -         68.8
  Net gain on sales of operations                                                       (28.8)           -        (51.7)
  Net (gain) loss on sale of equity investments                                         (23.7)        (2.4)         5.9
  Net (gain) loss on sale of securities                                                  (5.8)        (3.0)         9.2
  Net gain on sale of trading securities                                                (16.0)       (16.2)        (4.3)
  Net gain on sales of loans and property                                               (17.2)       (40.4)       (25.8)
  Net gain on sales of mortgage loan servicing rights                                    (4.0)           -         (1.0)
  Change in
    Loans held for sale                                                                 (15.2)       229.8        552.7
    Trading account securities                                                          213.0       (124.3)        77.5
    Deferred loan fees, net of amortization                                                .3          5.4          7.1
    Accrued interest receivable                                                          19.6        (15.6)       (22.9)
    Accrued interest payable                                                            (21.8)        27.1          7.5
    Other assets and liabilities, net                                                   (27.6)        86.4        (66.6)
                                                                                   ------------------------------------
Net cash provided by operating activities                                               896.0        766.7      1,029.5
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of interest-bearing deposits of nonbank subsidiaries          22.3         12.4         21.7
  Purchase of interest-bearing deposits by nonbank subsidiaries                         (29.2)       (13.0)       (12.1)
  Net decrease in investments in interest-earning deposits by banking
    subsidiaries                                                                          2.8          1.5          5.8
  Proceeds from maturities of securities held to maturity                               114.2        367.2        777.0
  Proceeds from sales of securities held to maturity                                        -          3.9            -
  Purchase of securities held to maturity                                                   -        (53.2)      (426.1)
  Proceeds from sale of securities available for sale                                   468.1        993.9        610.1
  Proceeds from maturities of securities available for sale                           1,061.3        610.8        435.0
  Purchase of securities available for sale                                          (1,018.3)    (1,555.2)      (913.3)
  Proceeds from sales of equity investments                                              40.2         10.0          4.2
  Purchase of equity investments                                                        (18.3)       (39.8)       (18.3)
  Principal collected on loans made by nonbank subsidiaries                           1,713.0      1,191.5        849.8
  Loans made to customers by nonbank subsidiaries                                    (1,919.7)    (1,398.9)      (846.4)
  Net change in loans by banking subsidiaries                                        (1,674.0)    (1,681.6)    (2,103.1)
  Proceeds from sales of loans                                                           70.5        409.6        122.5
  Purchase of loans                                                                         -            -        (76.5)
  Proceeds from sales of premises and equipment                                          24.4         36.2         15.1
  Purchase of premises and equipment                                                    (87.8)       (81.9)      (120.5)
  Proceeds from sales of mortgage servicing rights                                         .7          3.2         24.9
  Purchase of mortgage servicing rights                                                     -         (6.6)       (10.6)
  Proceeds from sales of foreclosed assets                                               79.2         63.4         47.2
  Acquisitions/dispositions, net of cash and cash equivalents                          (103.1)        15.7        336.5
                                                                                   ------------------------------------
Net cash used in investing activities                                                (1,253.7)    (1,110.9)    (1,277.1)
-----------------------------------------------------------------------------------------------------------------------

                            (Continued on next page)

                See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                     ---------------------------------
                                  (IN MILLIONS)                                       1996         1995         1994
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                                                982.1      1,401.2         32.8
  Net change in short-term borrowings                                                (1,104.4)      (824.7)       968.7
  Proceeds from issuance of long-term debt                                            1,039.2        772.0        631.9
  Repayment of long-term debt                                                          (605.2)      (439.5)      (555.1)
  Proceeds from issuance of capital qualifying securities issued by subsidiary
    trust                                                                               300.0            -            -
  Proceeds from issuance of common stock                                                 26.9         16.4         20.5
  Common stock repurchased                                                             (550.6)      (175.8)       (57.1)
  Dividends paid                                                                       (180.9)      (145.3)      (128.2)
                                                                                    -----------------------------------
Net cash provided by financing activities                                               (92.9)       604.3        913.5
                                                                                    -----------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                (450.6)       260.1        665.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        2,922.6      2,662.5      1,996.6
                                                                                    -----------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $ 2,472.0    $ 2,922.6    $ 2,662.5
                                                                                    ===================================
-----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for
  Interest                                                                          $ 1,038.4    $   966.3    $   732.6
  Income taxes                                                                          192.5        190.5        151.2
Noncash investing activities
  Transfers
    Loans to other real estate owned                                                $    73.8    $    78.2    $    38.7
    Loans to loans held for sale                                                            -        300.7            -
    Loans held for sale to loans                                                         12.4         30.2         32.8
    Consumer loans from loans held for sale                                                 -            -         96.4
    Securities held to maturity to available for sale                                       -        800.1            -
    Securities available for sale to held to maturity                                       -            -         56.3
  Fair value adjustment to securities available for sale                                 11.4         81.0        108.3
  Income tax effect related to fair value adjustment                                      4.2         32.9         42.4
  Redemption of convertible subordinated debentures                                         -         49.9            -
-----------------------------------------------------------------------------------------------------------------------

                See Notes to Consolidated Financial Statements.

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     U. S. Bancorp and Subsidiaries (Bancorp) is a regional, multi-bank holding company that provides bank and bank-related services through its subsidiaries primarily serving domestic markets. The following is a description of the more significant policies.

BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and prevailing practices within the banking industry. In preparing such financial statements, management is required to make estimates and judgments that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Bancorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.
     When an acquisition that is material to the consolidated financial statements occurs through a pooling-of-interests, prior period financial statements are restated to include the accounts of companies acquired. Results of operations of companies acquired and accounted for as purchases are included from their dates of acquisition.

CASH AND CASH EQUIVALENTS

     Bancorp considers cash due from banks, federal funds sold and security resale agreements to be cash and cash equivalents for purposes of the Consolidated Statement of Cash Flows.

SECURITIES

     Securities at acquisition are classified into three categories: trading, available for sale, and held to maturity.
     Trading account securities include securities and money market instruments bought and held principally for the purpose of sale in the near term. These securities are carried at fair value. Realized gains and losses on sale of trading account securities are computed using the average cost method. The realized gains and losses, together with any fair value adjustments, are included in noninterest revenue.
     Securities available for sale are securities that may be sold prior to maturity and are available for future liquidity requirements. These securities are carried at fair value. Realized gains and losses on sale of securities available for sale are computed on the specific identification method. Unrealized gains and losses on securities available for sale are excluded from earnings and are reported net of tax as a separate component of shareholders' equity until realized.
     Securities held to maturity are classified as such where Bancorp has the ability and positive intent to hold them to maturity. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Unrealized losses due to fluctuations in fair value of securities held to maturity are recognized when it is determined that an other than temporary decline in value has occurred.

LOANS AND LEASE FINANCING

     Loans and direct financing leases, net of deferred fees, are generally reported at the principal amount outstanding (including lease residuals), net of unearned income. Loan origination, commitment fees and certain direct loan origination costs are capitalized and recognized as a yield adjustment over the lives of the loans. Loans held for sale are reported at the lower of cost or fair value. Loan fees from loans held for sale are deferred and recognized as a component of the gain or loss on

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sale of the loans. Commitment fees based on a percentage of a customers' unused lines of credit and fees related to standby letters of credit are recognized in noninterest revenue over the commitment period.
     Interest income is recorded as earned. The accrual of interest income on business loans ceases when potential collection difficulties are foreseen and collateral is inadequate to cover principal and interest. A loan is placed on nonaccrual status when the collectibility of all amounts (principal and interest) due according to the contractual terms of the loan agreement is uncertain. Uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on nonaccrual loans are applied to reduce the principal balance.
     Bank card loans are charged off upon becoming 180 days past due. Other consumer loans are typically charged off upon becoming 120 days past due, and interest earned but not collected thereon is reversed at the time of charge-off. Consequently, such loans are not placed on nonaccrual status.
     Unearned income on direct financing leases is amortized to produce a level yield on the remaining net receivable balance. Income from leveraged leases is recognized over the term of the leases based on the unrecovered equity investment.

ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses is established to absorb known and inherent losses in the credit portfolio. Amounts are added to the allowance for credit losses and charged against earnings to bring the allowance to a level which, in management's judgment, is considered adequate to absorb losses inherent in the portfolio. Management evaluates regularly the appropriate level of the allowance, taking into consideration factors such as general economic conditions, historical loss experience, credit concentrations and trends in portfolio volume, maturity, delinquencies, and nonaccruals. Actual credit losses, net of recoveries, are deducted from the allowance. While management uses the best information available on which to base estimates, future adjustments to the allowance may be necessary if economic conditions, particularly in Bancorp's markets, differ substantially from the assumptions used by management.
     A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Consumer and residential real estate loans that are collectively evaluated for potential losses and leases are not evaluated for impairment.
     When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as a practical expedient, the current fair value of the collateral, reduced by costs to sell, is used. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by creating or adjusting an allocation of the allowance for credit losses.

PREMISES, FURNITURE AND EQUIPMENT

     Premises, furniture and equipment are stated at cost less accumulated depreciation and amortization. Construction costs and the cost of funds to finance major projects are capitalized. Maintenance and repairs are charged to expense as incurred and the cost of improvements is capitalized. Provisions for depreciation and amortization are computed using the straight-line method. Estimated useful lives range up to fifty years for buildings, up to the lease term for leasehold improvements, and three to ten years for furniture and equipment.

OTHER REAL ESTATE AND EQUIPMENT OWNED

     Properties acquired by foreclosure or deed in lieu of foreclosure are carried at the lower of their recorded amounts or fair value less estimated costs of disposal. Any write-downs at, or prior to, the date of acquisition are charged to the allowance for credit losses. Subsequent write-downs, gains or losses recognized on the sale of these properties and net operating results are included in noninterest expenses.

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS

     In accordance with the purchase method of accounting, the assets and liabilities of purchased banking and financial organizations are stated at estimated fair values at the date of acquisition. The excess of cost over fair value of net assets acquired is accounted for as goodwill and is being amortized on the straight-line method ranging from 15 to 25 years.
     Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions. Core deposit intangibles are amortized on an accelerated basis over their estimated periods of benefit, ranging from 8 years to 10 years, or on a straight-line basis over 15 years.
     Costs associated with internally generated and purchased mortgage loan servicing rights are deferred and amortized on a method which relates the amortization of these costs to the estimated net servicing income. In the event of unanticipated prepayments, the future amortization rate is adjusted prospectively, such that the discounted future cash flows approximate the expected future net servicing income.
     Effective January 1, 1996, Bancorp adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," which requires that companies recognize mortgage servicing rights as separate assets, regardless of how those servicing rights are acquired. The amortization and valuation adjustments related to mortgage banking assets are included in mortgage banking income and shown net of certain other expenses in the Consolidated Statement of Income. Previously, only purchased servicing rights were capitalized as an asset, whereas the cost to internally originate mortgage servicing rights was expensed. This Statement also requires that capitalized mortgage servicing rights be assessed for impairment based on fair value, rather than an estimate of undiscounted future cash flows. The adoption of SFAS No. 122 resulted in the recognition of $3.8 million in income related to originated mortgage servicing rights.
     Effective January 1, 1996, Bancorp adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," issued in March 1995. This Statement requires that long-lived assets and certain identifiable intangibles related to those assets be reviewed for impairment whenever events or changes in circumstances indicate that assets' carrying value may not be recoverable. An impairment loss is recognized when the sum of the future cash flows is less than the carrying value of the asset. This Statement also requires that long-lived assets and identifiable intangibles, except for assets of a discontinued operation held for disposal, be accounted for at the lower of cost or fair value less selling costs. The adoption of SFAS No. 121 has not had a material impact on the financial position or results of operations of Bancorp.

INTEREST RATE AND CURRENCY CONTRACTS

     Bancorp uses various interest rate and foreign currency contracts as accommodations for customers. All interest rate contracts entered into as customer accommodations are hedged with interest rate swaps or other interest rate contracts. The customer accommodations and the instruments used to hedge the accommodations are carried at fair value with all changes in fair value recorded in noninterest revenues. Foreign currency contracts are valued at current prevailing rates of exchange, and gains or losses resulting from such valuations are also included in noninterest revenues.
     As part of asset and liability management, Bancorp uses interest rate swaps to hedge interest rate risk. Gains and losses on interest rate contracts that qualify as hedges are deferred and recognized as interest income or interest expense over the lives of the related assets or liabilities. Income or expense on interest rate contracts used to manage interest rate exposure is recognized as an adjustment of the yield over the life of the underlying assets or liabilities. Gains and losses on derivative contracts such as futures and forward delivery commitments that qualify as hedges of anticipated transactions are deferred and are amortized into income over the term of the completed transactions.
     In conjunction with Bancorp's mortgage loan operations, mortgage-backed securities and mortgage loans are sold for delivery in future months, and over-the-counter options on mortgage-backed securities are purchased as hedges of closed

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

mortgage loans and hedges of interest rate and price fluctuations until mortgage loans are sold. Net positions are valued at the lower of cost or market. Gains or losses are recognized upon settlement of the forward sale contracts based on the difference between the net sales proceeds and the net carrying value of the loans sold. The cost of options and commitment fees, incurred on contracts to ensure future delivery of mortgage loans into mortgage-backed securities, are amortized straight-line over the option or commitment period and recorded as a component of the gain or loss on mortgage loan sales. The option premium paid, which represents loss exposure, is amortized over the life of the option.

REVENUE RECOGNITION

     Income is recorded on a cash basis for most service charges, commissions and fees. Income related to equity investments results from dividends received and realized gains and losses upon disposition of investments.

INCOME TAXES

     Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in Bancorp's income tax returns. The deferred tax provision for the year is equal to the change in the net deferred tax liability from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

COMPUTATIONS OF EARNINGS PER SHARE

     Earnings per common share are based on net income after preferred dividend requirements and the weighted average number of common shares outstanding. The impact of common stock equivalents, such as stock options, and other potentially dilutive securities is not material; therefore, they are not included in the computation.

STOCK COMPENSATION

     Bancorp accounts for stock compensation using the intrinsic value method as prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.
     Under the intrinsic value based method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Most Bancorp stock options have no intrinsic value at the grant date, and under APB No. 25 there is no compensation cost to be recognized. Compensation cost is recognized for other types of stock-based compensation plans under APB No. 25, including plans with variable or performance-based criteria. The fair value approach measures compensation costs based on factors such as the term of the option, the market price at grant date and the option exercise price, with expense recognized over the vesting period.
     Regardless of the method used to account for stock-based compensation, SFAS No. 123 requires that an employer's financial statements include certain supplemental disclosures about stock compensation arrangements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is not expected to have a significant impact on Bancorp's financial condition, results of operations, cash flows or related disclosures.

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS

     Effective January 1, 1997, Bancorp completed the acquisition of Sun Capital Bancorp (Sun Capital), a banking operation based in St. George, Utah, with assets of approximately $70 million. Bancorp issued approximately 400,000 common shares in the transaction, accounted for as a purchase.
     On June 6, 1996, Bancorp acquired California Bancshares, Inc. (CBI), the holding company for a multi-bank commercial banking operation serving the East San Francisco Bay Area and the Central Valley of Northern California. In a transaction accounted for as a purchase, Bancorp issued 9.7 million shares of common stock. An equal number of common shares were repurchased by Bancorp in the open market around the time of the acquisition. On the merger date, CBI had $1.6 billion in assets and $1.4 billion in deposits. The total value of the transaction was approximately $325 million. Pro forma results of operations have not been presented because the effects of this acquisition were not significant to Bancorp's 1996 results of operations.
     In December 1996, Bancorp entered into a definitive agreement to acquire Business and Professional Bank, located in Sacramento, California, with assets of $214 million. Pursuant to the terms of the definitive agreement the transaction is subject to approval by regulators and shareholders of Business and Professional Bank as well as the covenants, representations and warranties of both parties.
     In December 1995, Bancorp merged with West One Bancorp (West One), a regional financial services company headquartered in Boise, Idaho. In a transaction accounted for as a pooling-of-interests, Bancorp issued 54.7 million shares of common stock. On the merger date West One had $9.2 billion in assets, $7.0 billion in deposits, and 227 branches in Oregon, Washington, Idaho and Utah.
     In connection with the West One merger, pre-tax merger and integration costs of $18.2 million and $98.9 million were recognized during 1996 and 1995, respectively. The merger and integration activity is summarized in the following table:

                                                                       SEVERANCE,      FACILITIES
                                                                      RETENTION AND        AND
                                                                     OTHER EMPLOYEE-     ACCOUNT     PROFESSIONAL
                           (IN MILLIONS)                              RELATED COSTS    CONVERSIONS       FEES       OTHER   TOTAL
---------------------------------------------------------------------------------------------------------------------------------
Merger and integration cost provision                                     $29.4           $39.6         $ 13.9      $16.0   $98.9
Cash utilization for the period                                               -              .2           10.6         .5    11.3
                                                                          -------------------------------------------------------
Balance at December 31, 1995                                               29.4            39.4            3.3       15.5    87.6
Additional provision                                                       13.2             1.4             .7        2.9    18.2
Utilization for the period
  Cash                                                                     35.6            23.3            3.6        8.1    70.6
  Noncash                                                                     -             6.2              -        8.1    14.3
                                                                          -------------------------------------------------------
         Total                                                             35.6            29.5            3.6       16.2    84.9
                                                                          -------------------------------------------------------
Balance at December 31, 1996                                              $ 7.0           $11.3         $   .4      $ 2.2   $20.9
                                                                          =======================================================
---------------------------------------------------------------------------------------------------------------------------------

     In May, 1996, as part of the regulatory approval process for the West One merger, Bancorp divested 31 branches, mainly in Oregon, with deposits of approximately $700 million and loans of approximately $400 million. A pre-tax gain of $28.8 million was recognized in the second quarter of 1996.

3. CASH, LOAN AND DIVIDEND RESTRICTIONS

     The subsidiary banks are required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank in a noninterest-bearing account. The average amount of those reserve balances for the year ended December 31, 1996 was approximately $227 million.
     Certain restrictions exist regarding the extent to which bank subsidiaries may transfer funds to the parent company in the form of dividends, loans or advances. Federal law prevents the parent company and its nonbank subsidiaries from

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

borrowing from bank subsidiaries unless the loans are secured by various types of collateral. Secured loans that may be made by bank subsidiaries to the parent company or any individual affiliate are generally limited to 10 percent of the bank's equity and 20 percent of the bank's equity for loans to all affiliates and the parent company in the aggregate.
     Payment of dividends to the parent company by its subsidiary banks is subject to review by banking regulators and is subject to various statutory limitations and in certain circumstances requires approval by banking regulatory agencies. These permissible dividends are further limited by the minimum capital constraints imposed on banks by banking regulatory agencies.
     The subsidiary banks can distribute as dividends to the parent company in 1997 (in addition to their 1997 net income) approximately $56 million. At December 31, 1996, the total amount that could be loaned to the parent company by its banking subsidiaries was approximately $354 million. As a result of the above regulatory restrictions, net assets of the subsidiary banks not available for dividends or loans amounted to approximately $2.2 billion. Restricted net assets of nonbank subsidiaries was not significant.

4. SECURITIES

     The amortized cost and approximate fair value of securities available for sale were as follows:

                                                                                            DECEMBER 31, 1996
                                                                                  --------------------------------------
                                                                              AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                               (IN MILLIONS)                                    COST        GAINS        LOSSES      VALUE
----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury obligations                                                     $   482.4     $  1.0       $   .7     $  482.7
U.S. government agency securities                                                 547.2        8.7          2.4        553.5
Mortgage-backed securities                                                        902.3        8.9          7.9        903.3
Collateralized mortgage obligations                                               740.5        2.4          5.6        737.3
State and municipal bonds                                                         107.9        1.3           .8        108.4
Equity and other securities                                                       261.4        2.6          1.3        262.7
                                                                              ----------------------------------------------
                                                                              $ 3,041.7     $ 24.9       $ 18.7     $3,047.9
                                                                              ==============================================
----------------------------------------------------------------------------------------------------------------------------

                                                                                            DECEMBER 31, 1995
                                                                                  --------------------------------------
                                                                              AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                               (IN MILLIONS)                                    COST        GAINS        LOSSES      VALUE
----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury obligations                                                     $   759.9     $  2.0       $   .8     $  761.1
U.S. government agency securities                                                 599.4        6.0          1.6        603.8
Mortgage-backed securities                                                        816.4       10.3          2.1        824.6
Collateralized mortgage obligations                                               701.1        2.9          3.4        700.6
State and municipal bonds                                                          89.7        2.3           .2         91.8
Equity and other securities                                                       292.6        4.5          2.3        294.8
                                                                              ----------------------------------------------
                                                                              $ 3,259.1     $ 28.0       $ 10.4     $3,276.7
                                                                              ==============================================
----------------------------------------------------------------------------------------------------------------------------

     The amortized cost and fair value of securities available for sale by remaining contractual maturity are shown on the next page. Expected maturities of mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities were included in the table on the next page as due after ten years.

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    DECEMBER 31, 1996
                                                                                 -----------------------
                                                                                 AMORTIZED         FAIR
                                      (IN MILLIONS)                                COST           VALUE
           ----------------------------------------------------------------------------------------------
           One year or less                                                      $   369.5       $  369.8
           One to five years                                                         383.0          386.3
           Five to ten years                                                         272.2          274.2
           Over 10 years                                                             338.4          341.1
           Serial maturities                                                       1,678.6        1,676.5
                                                                                 ------------------------
                                                                                 $ 3,041.7       $3,047.9
                                                                                 ========================
           ----------------------------------------------------------------------------------------------

     In 1996, gains of $6.4 million and losses of $.6 million were realized on sales of securities available for sale. Gains of $6.3 million and losses of $3.3 million were realized in 1995 and gains of $1.3 million and losses of $10.5 million were realized in 1994. The net unrealized gain or loss on securities available for sale, net of income taxes, is included as a component of shareholders' equity.
     The amortized cost and approximate fair value of securities held to maturity were as follows:

                                                                                 DECEMBER 31, 1996
                                                                 --------------------------------------------------
                                                                 AMORTIZED     UNREALIZED     UNREALIZED      FAIR
                              (IN MILLIONS)                        COST          GAINS          LOSSES       VALUE
           --------------------------------------------------------------------------------------------------------
           State and municipal bonds                              $ 786.3        $ 17.1          $2.9        $800.5
           Other securities                                          10.4             -             -          10.4
                                                                  -------------------------------------------------
                                                                  $ 796.7        $ 17.1          $2.9        $810.9
                                                                  =================================================
           --------------------------------------------------------------------------------------------------------

                                                                                 DECEMBER 31, 1995
                                                                 --------------------------------------------------
                                                                 AMORTIZED     UNREALIZED     UNREALIZED      FAIR
                              (IN MILLIONS)                        COST          GAINS          LOSSES       VALUE
           --------------------------------------------------------------------------------------------------------
           State and municipal bonds                              $ 813.0        $ 23.2          $2.3        $833.9
           Other securities                                          52.1             -            .3          51.8
                                                                  -------------------------------------------------
                                                                  $ 865.1        $ 23.2          $2.6        $885.7
                                                                  =================================================
           --------------------------------------------------------------------------------------------------------

     The amortized cost and fair value of securities held to maturity by remaining contractual maturity are shown below.

                                                                                    DECEMBER 31, 1996
                                                                                   --------------------
                                                                                   AMORTIZED      FAIR
                                       (IN MILLIONS)                                 COST        VALUE
           --------------------------------------------------------------------------------------------
           One year or less                                                         $  78.9      $ 79.9
           One to five years                                                          407.1       415.7
           Five to ten years                                                          299.4       304.0
           Over 10 years                                                                 .9          .9
           Serial maturities                                                           10.4        10.4
                                                                                    -------------------
                                                                                    $ 796.7      $810.9
                                                                                    ===================
           --------------------------------------------------------------------------------------------

     At December 31, 1996 and 1995, the banks pledged securities aggregating $2.8 billion and $2.9 billion, respectively, to secure certain public and trust deposits and for other purposes as required or permitted by law. Interest earned on tax-exempt securities was $47.1 million, $48.6 million and $51.4 million for the years 1996, 1995 and 1994, respectively.
     In December 1995, Bancorp, in accordance with guidance provided by the FASB, reclassified approximately $800 million of held to maturity securities to available for sale classification. The related unrealized gains were $6.8 million and unrealized losses were $3.1 million which were included in shareholders' equity.

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     Loans and lease financing are comprised of the following categories:

                                                                                       DECEMBER 31,
                                                                                   ---------------------
                                        (IN MILLIONS)                                1996        1995
             -------------------------------------------------------------------------------------------
             Loans
               Commercial                                                          $12,241.2   $11,470.3
               Real estate construction                                              1,411.2       833.0
               Real estate mortgage                                                  4,287.8     3,808.7
               Consumer                                                              5,690.5     5,485.4
                                                                                   ---------------------
                      Total loans                                                   23,630.7    21,597.4
                                                                                   ---------------------
             Lease financing
               Lease receivables                                                     1,350.9     1,125.6
               Estimated residual value                                                347.0       306.3
               Unearned income                                                        (281.9)     (244.5)
                                                                                   ---------------------
               Lease financing, net of unearned income                               1,416.0     1,187.4
                                                                                   ---------------------
                      Total loans and leases                                       $25,046.7   $22,784.8
                                                                                   =====================
             -------------------------------------------------------------------------------------------

     The minimum future lease payments related to direct finance receivables for each of the years 1997 through 2001 are $361.1 million, $326.8 million, $259.4 million, $193.3 million and $102.6 million, respectively.
     The following table summarizes the changes in the allowance for credit losses.

                                       (IN MILLIONS)                             1996     1995     1994
             -------------------------------------------------------------------------------------------
             Balance, beginning of year                                         $434.5   $387.6   $345.2
               Acquisitions (dispositions)                                        14.9     (3.1)     2.6
               Provision for credit losses                                       135.2    124.1    120.1
               Net charge-offs                                                  (108.7)   (74.1)   (80.3)
                                                                                ------------------------
             Balance, end of year                                               $475.9   $434.5   $387.6
                                                                                ========================
             -------------------------------------------------------------------------------------------

     Bancorp's recorded investment in loans for which an impairment has been recognized totaled $115.0 million and $104.0 million at December 31, 1996 and 1995, respectively. Impaired loans at December 31, 1996 and 1995 consisted primarily of commercial and commercial real estate mortgage loans, and the carrying value was based on the fair value of collateral. Included in these amounts are $35.5 million of impaired loans for which the allocated allowance for credit losses was $14.1 million at December 31, 1996 and $7.2 million of impaired loans for which the allocated allowance for credit losses was $3.1 million at December 31, 1995. The balance of the allowance for credit losses in excess of these specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's quarterly analysis of the allowance. The average recorded investment in impaired loans was $97.5 million and $142.8 million for the years 1996 and 1995, respectively.

6. RELATED PARTIES

     The banks have granted loans to the officers and directors of Bancorp and to their associates. These related party loans are made in the ordinary course of business and, management believes, do not involve more than a normal risk of collectibility. The aggregate dollar amount of these loans was $120.1 million and $148.4 million at December 31, 1996 and 1995, respectively. During 1996, $105.9 million of new loans were made and repayments totaled $134.2 million.
     In connection with the merger agreement relating to the acquisition of Peoples Ban Corporation (Peoples) in 1987, Bancorp entered into a shareholder agreement with certain holders (a current Board member and affiliates) of the common stock of Peoples pursuant to which such holders agreed to vote in favor of the merger of Peoples with a Bancorp subsidiary.

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to this agreement, Bancorp has agreed to afford such holders, which are the holders of approximately 8.4 million shares of common stock, certain registration rights with respect to such shares of common stock. Bancorp is obligated until December 22, 1997, under certain circumstances and subject to specified terms and conditions, at the request of such holders of common stock, to use its best efforts to register for sale the common stock under the federal and state securities laws, which request must relate to a minimum of 1,080,000 shares of common stock.

7. PREMISES, EQUIPMENT AND LEASES

     A summary of premises, furniture and equipment is as follows:

                                                                                        DECEMBER 31,
                                                                                     -------------------
                                         (IN MILLIONS)                                 1996       1995
             -------------------------------------------------------------------------------------------
             Land                                                                    $   86.0   $   90.9
             Buildings                                                                  433.0      435.8
             Leasehold improvements                                                     136.4      129.7
             Furniture and equipment                                                    555.8      506.0
             Property under capital leases (principally equipment)                        8.5       18.1
                                                                                     -------------------
                      Total                                                           1,219.7    1,180.5
             Less accumulated depreciation and amortization                            (605.6)    (546.7)
                                                                                     -------------------
                      Premises, furniture and equipment -- net                       $  614.1   $  633.8
                                                                                     ===================
             -------------------------------------------------------------------------------------------

     Capital lease amortization expense is included in net occupancy and equipment expense. Accumulated amortization of capital leases was $4.9 million and $14.0 million at December 31, 1996 and 1995, respectively.
     Future minimum lease payments as of December 31, 1996 are shown below:

                                                                                         CAPITAL OPERATING
                                            (IN MILLIONS)                                LEASES   LEASES
             ---------------------------------------------------------------------------------------------
             1997                                                                         $1.0   $ 44.9
             1998                                                                          1.0     35.6
             1999                                                                           .9     27.8
             2000                                                                           .9     22.3
             2001                                                                           .8     19.9
             Thereafter                                                                    2.0    149.7
                                                                                          -------------
             Total minimum payments                                                        6.6   $300.2
                                                                                                 ======
             Amount representing interest                                                  2.4
                                                                                          ----
             Present value of net minimum lease payments                                  $4.2
                                                                                          ====
             ---------------------------------------------------------------------------------------------

     A majority of the leases apply to the banks premises and provide for renewal options for periods of up to 20 years. Total rental expense under operating leases was $48.0 million, $51.3 million and $56.2 million for 1996, 1995 and 1994, respectively.

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES

     The provision for income taxes for the last three years consisted of the following:

                                       (IN MILLIONS)                             1996     1995     1994
             -------------------------------------------------------------------------------------------
             Current
               Federal                                                          $189.9   $206.7   $137.0
               State                                                              32.0     23.3     19.2
                                                                                ------------------------
                                                                                 221.9    230.0    156.2
             -------------------------------------------------------------------------------------------
             Deferred
               Federal                                                            34.6    (44.7)   (43.8)
               State                                                               6.4     (5.1)    (3.9)
                                                                                ------------------------
                                                                                  41.0    (49.8)   (47.7)
             -------------------------------------------------------------------------------------------
             Total
               Federal                                                           224.5    162.0     93.2
               State                                                              38.4     18.2     15.3
                                                                                ------------------------
                                                                                $262.9   $180.2   $108.5
                                                                                ========================
             -------------------------------------------------------------------------------------------

     A reconciliation between the statutory federal income tax rate and the effective rate is as follows:

                                                                                  1996    1995    1994
             ------------------------------------------------------------------------------------------
             Federal statutory rate                                                35.0%   35.0%   35.0%
             Adjusted for
               State income tax                                                     3.4     2.3     2.7
               Tax-exempt interest                                                 (3.3)   (5.8)   (8.4)
               Nondeductible expenses                                               1.4     2.8     1.5
               Credits                                                             (1.6)   (1.1)   (1.9)
               Other-net                                                             .5     2.2     1.0
                                                                                  ---------------------
             Effective income tax rate                                             35.4%   35.4%   29.9%
                                                                                  =====================
             ------------------------------------------------------------------------------------------

     Accrued income tax liabilities, net, consisted of:

                                                                                          DECEMBER 31,
                                                                                         --------------
                                           (IN MILLIONS)                                  1996    1995
             ------------------------------------------------------------------------------------------
             Current                                                                     $ 60.1   $45.6
             Deferred                                                                      42.2    14.4
                                                                                         --------------
                                                                                         $102.3   $60.0
                                                                                         ==============
             ------------------------------------------------------------------------------------------

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                                                         DECEMBER 31,
                                                                                        ---------------
                                          (IN MILLIONS)                                  1996     1995
           --------------------------------------------------------------------------------------------
           DEFERRED TAX ASSETS
             Allowance for credit losses                                                $170.3   $153.8
             Postretirement/employment benefits                                           41.6     37.9
             Accrued expenses                                                             28.1     41.2
             Deferred income                                                              14.2      9.6
             Deferred liabilities                                                          9.8      5.2
             Deferred gain on sale of assets                                               6.2      9.6
             Unrealized gains                                                              3.0     14.8
             Interest not recorded                                                         2.1      9.7
             Retirement plans                                                                -      3.6
             Other                                                                          .6      3.1
                                                                                        ---------------
                                                                                         275.9    288.5
           --------------------------------------------------------------------------------------------
           DEFERRED TAX LIABILITIES
             Leveraged leases                                                            177.9    167.2
             Lease financing                                                              88.8     83.0
             Accumulated depreciation and amortization                                    27.5     26.2
             Purchase accounting adjustments                                               9.4      2.7
             Equity investments                                                            8.2     15.1
             Securities                                                                    2.5       .8
             Retirement plans                                                              2.8        -
             Unrealized appreciation on securities available for sale                       .8      6.2
             Other                                                                          .2      1.7
                                                                                        ---------------
                                                                                         318.1    302.9
                                                                                        ---------------
             Net deferred tax liability                                                 $ 42.2   $ 14.4
                                                                                        ===============
           --------------------------------------------------------------------------------------------

     In 1996, Bancorp recorded taxes of approximately $2.3 million related to realized gains on sale of securities available for sale. Taxes related to realized gains on the sale of securities were $1.2 million in 1995, and tax benefits related to realized losses on sale of securities in 1994 were $3.5 million.

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. LONG-TERM DEBT AND CREDIT ARRANGEMENTS

     Long-term debt is summarized as follows:

                                        (IN MILLIONS)                                  1996       1995
           ---------------------------------------------------------------------------------------------
           BANCORP (PARENT COMPANY)
             Medium-term notes due 1997-2001                                         $  264.8   $  245.8
             Floating rate notes due 1999                                               200.0          -
             8.125% notes due 2002                                                      149.4      149.3
             7.00% notes due 2003                                                       149.8      149.8
             6.75% notes due 2005                                                       296.9      296.5
             7.50% notes due 2026                                                       198.5          -
                                                                                     -------------------
                                                                                      1,259.4      841.4
           ---------------------------------------------------------------------------------------------
           BANKS
             FHLB notes due 1997-2025                                                   538.2      535.3
             Bank notes due 1997                                                         13.8          -
             Mortgages and other notes payable                                             .1         .3
                                                                                     -------------------
                                                                                        552.1      535.6
                                                                                     -------------------
                                                                                     $1,811.5   $1,377.0
                                                                                     ===================
           ---------------------------------------------------------------------------------------------

     Principal payments required to service Bancorp's total long-term debt during the next five years are as follows: 1997 -- $382.9 million;
1998 -- $229.4 million; 1999 -- $205.3 million; 2000 -- $53.6 million and
2001 -- $118.2 million.

BANCORP (PARENT COMPANY)

     All long-term debt of the parent company is unsecured. The medium-term notes have fixed or variable rates ranging from 5.53% to 7.44% at December 31, 1996.
     The 8.125% notes due in 2002, the 7.00% notes due in 2003, the 6.75% notes due in 2005, and the 7.50% notes due 2026 are subordinated to all senior indebtedness of Bancorp. The notes are not redeemable by Bancorp, in whole or in part, prior to maturity and do not provide for a sinking fund. The 7.50% notes due 2026 are redeemable at par, at the option of the note holders, on June 1, 2006.
     The interest rate on the floating rate notes due 1999 adjusts quarterly at .15% over the London Interbank Offered Rate for three month United States dollar deposits (LIBOR-3). The interest rate on these notes was 5.71% at December 31, 1996. The floating rate notes are the only asset of the U. S. Bancorp Putable Asset Trust 1996-1 (Trust). The Trust entered into a call option, pursuant to which the call holder has the right to purchase the notes from the Trust at par on November 15, 1999. If the call is exercised, the notes would become fixed rate obligations due in 2006. If the call holder does not exercise the call option, Bancorp is required to redeem the notes immediately thereafter.
     At December 31, 1996, committed line of credit arrangements totaling $500 million were available to Bancorp through a syndication of unaffiliated banks. Such lines generally provide for interest at the lending bank's prime rate or other money market rates. These banking arrangements principally served as commercial paper back-up lines and provided general liquidity for the parent company. There were no borrowings outstanding or compensating balance requirements under these credit arrangements at December 31, 1996. During 1996, Bancorp paid commitment fees of .10 percent of the available lines.

BANKS

     Various Bancorp subsidiary banks borrow from the Federal Home Loan Banks
(FHLB) of Seattle and San Francisco. These banking subsidiaries pledge certain real estate loans and investment securities under blanket pledge agreements as collateral for secured notes. Interest rates ranged from 4.98% to 9.11% at December 31, 1996.

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     U.S. National Bank of Oregon (U. S. Bank of Oregon) and U. S. Bank of Washington, National Association (U.S. Bank of Washington) issue notes under a continuous bank note offering, which provides for maturities at issuance of 30 days to 15 years. The average interest rate on bank notes outstanding at December 31, 1996 was 5.61%. Mortgages and other notes payable are primarily mortgages on bank premises. Interest rates range from 8.5% to 12%.

10. EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

     Bancorp provides noncontributory trusteed defined benefit pension plans (Pension Plans) which cover substantially all employees. West One's Pension Plan, substantially similar to Bancorp's, will be merged into the Bancorp plan at the end of 1997. Benefits are based on years of service and highest average level of compensation for any five consecutive years out of the last ten years of service. Bancorp's funding policy is to contribute annually an amount between the minimum required under ERISA and the maximum amount that is deductible for income tax purposes. Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.
     Bancorp also maintains separate unfunded supplemental pension plans (Supplemental Plans) that provide certain officers with defined pension benefits in excess of limits imposed by federal tax law on benefit payments from qualified plans and for certain compensation not covered in the Pension Plans. The related retirement benefits are paid from Bancorp's assets. The assumptions used in computing the present value of the accumulated benefit obligation, the projected benefit obligation and net pension expense are substantially consistent with those assumptions used for the Pension Plans.
     Pension plan assets are invested approximately 70 percent in common stock and equity mutual funds and 30 percent in a fixed income mutual fund. The following table sets forth the aggregate Pension Plans' status and amounts recognized in Bancorp's consolidated financial statements at December 31, 1996 and 1995.

                                                                                                 DECEMBER 31,
                                                                              -------------------------------------------------
                                                                                       1996                       1995
                                                                              -----------------------    -----------------------
                                                                              PENSION    SUPPLEMENTAL    PENSION    SUPPLEMENTAL
                               (IN MILLIONS)                                   PLANS        PLANS         PLANS        PLANS
 -------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations
  Vested benefit obligation                                                   $ 344.5       $ 21.6       $ 342.3       $ 20.5
                                                                              -----------------------------------------------
  Accumulated benefit obligation                                              $ 363.1       $ 22.6       $ 365.3       $ 20.7
                                                                              -----------------------------------------------
Projected benefit obligation                                                  $ 444.6       $ 28.8       $ 444.1       $ 27.1
Plan assets at fair value                                                       523.3            -         466.1            -
------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation (in excess of) or less than plan assets             78.7        (28.8)         22.0        (27.1)
Unrecognized net (gain) loss from past experience different from that
  assumed and effects of changes in assumptions                                 (39.7)         6.9           6.6          7.3
Unrecognized prior service cost                                                  11.2          3.0          13.9          3.4
Additional minimum liability                                                        -         (4.8)            -         (5.7)
Unrecognized net transition (asset) obligation at January 1, 1986                (5.8)         1.1         (10.1)         1.4
                                                                              -----------------------------------------------
Prepaid pension cost (pension liability)                                      $  44.4       $(22.6)      $  32.4       $(20.7)
                                                                              ===============================================
-----------------------------------------------------------------------------------------------------------------------------

     Pension cost for the Pension Plans and Supplemental Plans included the following components:

                                                                              PENSION PLANS             SUPPLEMENTAL PLANS
                                                                        ------------------------       --------------------
                            (IN MILLIONS)                               1996      1995      1994       1996    1995    1994
---------------------------------------------------------------------------------------------------------------------------
Service cost -- benefits earned during the period                       $17.7    $ 15.5    $ 18.7      $ .6    $ .4    $ .4
Interest cost on projected benefit obligation                            32.9      31.6      27.3       2.1     1.9     1.4
Net amortization and deferrals                                           21.5      60.8     (35.4)      1.2      .9     0.8
(Return) loss on plan assets                                            (60.8)    (99.9)       .2         -       -       -
                                                                        ---------------------------------------------------
Net periodic pension cost                                               $11.3    $  8.0    $ 10.8      $3.9    $3.2    $2.6
                                                                        ===================================================
---------------------------------------------------------------------------------------------------------------------------

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In determining the projected benefit obligation at each year-end, the following assumptions were used. The assumptions for both Pension Plans were the same for 1996 and 1995.

                                                                                    U. S. BANCORP               WEST ONE
                                                                          ----------------------------------    -------
                                                                            1996         1995         1994        1994
------------------------------------------------------------------------------------------------------------------------
Weighted average discount rate                                                 7.75%        7.25%       8.50%       8.75%
Expected long-term rate of return                                              9.00         9.00        9.00       10.00
Rate of increase in future salary levels                                  4.25-8.75    3.75-8.25    5.0-9.50        4.00
------------------------------------------------------------------------------------------------------------------------

EMPLOYEE INVESTMENT PLAN

     Bancorp sponsors an Employee Investment Plan which allows qualified employees, at their option, to make contributions of up to certain percentages of pre-tax base salary through salary deductions under Section 401(k) of the Internal Revenue Code. A portion of these contributions is matched by Bancorp. All of Bancorp's matching contributions are invested in Bancorp common stock. Employee contributions are invested, at the employees' direction, among a variety of investment alternatives. Total expenses associated with the Employee Investment Plan were $17.5 million, $13.4 million and $9.6 million in 1996, 1995 and 1994, respectively.

OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

     Bancorp has a benefit plan which provides postretirement health benefits to all employees who have attained the age of 55 and have at least 10 years of service. Retiree health care benefits are offered under self-insured plans. The plans are contributory, with retirees' contributions adjusted annually to reflect certain cost-sharing provisions and benefit limitations. Certain retirees are covered under a plan that is noncontributory for retirees and contributory for dependents. Bancorp adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and elected to immediately recognize the accumulated postretirement benefit obligation measured as of January 1, 1992. Bancorp reserves the right to terminate the plan or make plan changes at any time.
     Bancorp also provides postemployment benefits other than retirement benefits to former or inactive employees, their beneficiaries and covered dependents. Those benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care benefits and life insurance coverage.
     The following table sets forth the aggregate status of the postretirement plans, reconciled with amounts recognized in Bancorp's balance sheet:

                                                                                                    DECEMBER 31,
                                                                                                  ----------------
                                         (IN MILLIONS)                                            1996       1995
------------------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation
  Retirees                                                                                        $87.1     $ 93.4
  Fully eligible active plan participants                                                           1.1         .9
  Other active participants                                                                         8.9        8.4
                                                                                                  ----------------
                                                                                                   97.1      102.7
Unrecognized prior service cost                                                                     5.4        5.9
Unrecognized net loss from past experience different from that assumed and the effects of
  changes in assumptions                                                                           (3.7)      (9.7)
                                                                                                  ----------------
Accrued postretirement benefit liability                                                          $98.8     $ 98.9
                                                                                                  ================
------------------------------------------------------------------------------------------------------------------

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The net periodic postretirement benefit cost included the following components:

                                      (IN MILLIONS)                                         1996     1995     1994
-------------------------------------------------------------------------------------------------------------------
Service cost                                                                                $ .9     $ .8     $ 1.6
Interest cost on accumulated postretirement benefit obligation                               7.1      7.7       8.4
Net amortization of deferrals                                                                (.4)     (.5)       .9
                                                                                            -----------------------
Net periodic postretirement benefit cost                                                    $7.6     $8.0     $10.9
                                                                                            =======================
-------------------------------------------------------------------------------------------------------------------

     The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.75 percent and 7.25 percent at December 31, 1996 and 1995, respectively. The assumed discount rate at December 31, 1994 was 8.5 percent for the Bancorp plan and 8.75 percent for the West One Plan. The 1996 health care trend rate was projected to be 8.0 percent for pre-65 participants and 7.0 percent for post-65 participants. These rates were assumed to decrease gradually until they reach 5.0 percent in the year 2003 and remain at that level thereafter.
     The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of January 1, 1996 by $6.5 million and the aggregate of the service and interest components of net periodic postretirement cost for 1996 by $.6 million.

11. STOCK INCENTIVE PLANS

     Bancorp maintains various stock incentive plans which provide for its ability to grant stock options, stock appreciation rights, restricted share awards, performance shares and other stock-based awards to directors, officers and key employees. Under the terms of the employee and officer option agreements, the option price is the fair market value of the underlying stock at the time the option is granted and the option period cannot exceed ten years from the grant date. Options become exercisable pursuant to various alternative vesting structures. Stock options granted in 1996 and 1995 were generally under a vesting structure over a three-year period.
     Nonemployee directors may elect to acquire "deferred compensation options" in lieu of fees otherwise due for board services and may exercise those options after six months. Deferred compensation options granted to non-employee directors are issued at 40 percent of market price on grant date. The range of option prices is a function of the market price of Bancorp stock on the date the options were granted, the impact of stock dividends and stock splits, and the effect of business combinations.
     Stock option activity is summarized in the following table:

                                                                                                  WEIGHTED-
                                                                                                   AVERAGE
                                                                                   NUMBER OF      EXERCISE
                                                                                     SHARES         PRICE
           ------------------------------------------------------------------------------------------------
           Outstanding at January 1, 1995                                           4,840,355      $  16.79
             Grants                                                                 1,018,465         24.13
             Options exercised                                                       (816,239)        12.16
             Forfeited or cancelled                                                  (111,695)        25.15
                                                                                    -----------------------
           Outstanding at December 31, 1995                                         4,930,886         18.84
                                                                                    -----------------------
             Acquisition                                                              542,417         15.08
             Grants                                                                 1,229,247         34.60
             Options exercised                                                     (1,403,537)        15.22
             Forfeited or cancelled                                                   (55,064)        27.49
                                                                                    -----------------------
           Outstanding at December 31, 1996                                         5,243,949      $  23.02
                                                                                    =======================
-----------------------------------------------------------------------------------------------------------

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 1996, shares of common stock reserved for issuance under all stock incentive plans totaled 10,891,429. Exercisable options totaled 3,552,030 and 3,747,787 at December 31, 1996 and 1995, respectively. Additional information regarding options outstanding as of December 31, 1996 is as follows:

                                                                                                   OPTIONS
                                                                 OPTIONS OUTSTANDING
                                                                                                 EXERCISABLE
                                                          --------------------------------    -----------------
                                                                       WEIGHTED-
                                                                        AVERAGE      WEIGHTED-            WEIGHTED-
                                                                       REMAINING     AVERAGE              AVERAGE
                             RANGE OF                                 CONTRACTUAL    EXERCISE             EXERCISE
                          EXERCISE PRICES                  SHARES     LIFE (YEARS)   PRICE     SHARES     PRICE
           -----------------------------------------------------------------------------------------------------
            $5.50  -  $8.25                                 168,582        1.5       $ 6.93     168,582   $ 6.93
            $8.29  -  $12.37                                738,144        3.5        10.67     738,144    10.67
           $13.13  -  $19.22                              1,084,516        4.2        16.19   1,076,256    16.20
           $20.79  -  $30.65                              2,048,037        7.1        25.42   1,210,748    25.61
           $31.75  -  $41.59                              1,204,670        9.2        34.93     358,300    33.18
                                                          ------------------------------------------------------
                                                          5,243,949        6.3       $23.02   3,552,030   $19.53
                                                          ======================================================
           -----------------------------------------------------------------------------------------------------

     SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had Bancorp adopted the fair value method as of the beginning of fiscal 1995. Under this statement, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models also require subjective assumptions, including future stock price volatility and expected time to exercise. Bancorp's calculations are based on a single option approach and forfeitures were estimated. The weighted average grant-date fair value of stock options granted equal to the market price of the underlying stock on the date of grant was $7.17 and $4.50 in 1996 and 1995, respectively. The weighted average grant-date fair value of stock options granted at less than the market price on the date of grant was $18.61 and $10.80 for 1996 and 1995, respectively. If the accounting provisions of the new pronouncement had been adopted as of the beginning of 1995, the effect on 1995 and 1996 net income and earnings per share would have been immaterial.
     The following weighted average assumptions were used in the computation of fair value of stock options:

                                                               EXPECTED     RISK- FREE
                                                 EXPECTED      DIVIDEND      INTEREST        EXPECTED
                                                VOLATILITY      YIELD          RATE        LIFE (YEARS)
           -------------------------------------------------------------------------------------------
           Grants of stock options
             1996                                 21.2%          3.6%         6.4%             5.0
             1995                                 18.0           3.5           6.3             5.1
           -------------------------------------------------------------------------------------------

     Restricted Stock Units ("RSUs"), totaling 81,470 shares were issued in 1996 pursuant to Bancorp's 1993 Stock Incentive Plan, as well as dividend equivalent RSUs, if elected by the grantee. RSUs vest in 20 percent increments over five years and dividend equivalent RSUs vest either (1) in increments of 20 percent over five years or (2) in a lump sum after five years (at the election of the grantee). Unvested RSUs are forfeited on termination of employment other than retirement, disability or death, while dividend equivalent RSUs are not forfeited under any termination circumstances. The officers cannot use the RSUs or transfer them until they are converted into common shares. The weighted average grant-date fair value of RSUs in 1996 was $27.17.
     Performance shares are earned only if specified performance goals are attained during a designated performance cycle. Earned performance shares are paid at the end of the performance cycle in shares of common stock or a combination of cash and shares. Grants of performance shares totaled 100,112 as of December 31, 1996 and none have been paid. The weighted average grant-date fair value of performance shares issued in 1995 was $23.12; no performance shares were issued in 1996.
     Compensation expense recognized under APB No. 25 was not material for the years ended December 31, 1996 or 1995.

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. CAPITAL QUALIFYING SECURITIES

     In December 1996, Bancorp issued $300 million of mandatory redeemable capital securities through a subsidiary grantor trust. The Trust holds debt instruments of the parent company purchased with the proceeds of the securities issuance. The capital qualifying securities bear an interest rate of 8.27 percent and mature in December, 2026. Bancorp has the right to redeem the securities, with prior approval of the Federal Reserve Board, on or after December 15, 2006 at 104.135 percent of par, declining to par on or after December 15, 2016. Certain changes in tax law or Federal Reserve Board regulations regarding the treatment of the capital securities as Tier 1 capital could result in early redemption, at par, or a shortening in the maturity of the securities.

13. SHAREHOLDERS' EQUITY

     The 8 1/8% Cumulative Preferred Stock, Series A, is not redeemable prior to July 23, 1997. On or after such date, the Series A Preferred Stock will be redeemable, in whole or part, at the option of Bancorp at a liquidating preference of $25 per share plus accrued and unpaid dividends. Under current regulations, Bancorp may not exercise its option to redeem the Series A Preferred Stock without the prior approval of the Federal Reserve Board. The preferred dividend requirement used in the calculation of earnings per common share was $12.2 million for the years 1996, 1995 and 1994.
     In October 1996, Bancorp announced its plan to repurchase up to 7.5 million shares of outstanding common stock. This stock repurchase program is in addition to the program announced in 1994 to repurchase up to 6.5 million common shares. Repurchased shares will be used for employee benefit plans, dividend reinvestment and other corporate purposes. During 1996, Bancorp purchased 14.6 million shares of which 9.7 million shares were subsequently reissued in the acquisition of CBI. Of the total shares purchased in 1996, four million shares were acquired in November 1996 from a third party, who will receive a final settlement will be recorded as a component of shareholders' equity.
     In 1995, West One, before the merger with Bancorp, called for redemption and retired its 7.75% convertible subordinated debentures. In connection with the redemption, West One purchased in the open market 2.7 million West One common shares (equivalent to approximately 3.9 million Bancorp common shares) for issuance to debt holders.

14. CONTINGENCIES, COMMITMENTS, CONCENTRATIONS OF CREDIT AND OFF-BALANCE SHEET RISK

CONTINGENCIES

     Bancorp and certain subsidiaries are defendants in various legal proceedings. Management, after reviewing these actions and proceedings with counsel, believes that the outcome of such proceedings will not have a materially adverse effect upon the consolidated financial position or results of operations of Bancorp or its subsidiaries.

COMMITMENTS

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include deposits held in financial institutions, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including state and municipal obligations, industrial development revenue bonds, corporate debt, and similar transactions. The credit risk involved in issuing letters of credit and writing financial guarantees is essentially the same as that involved in extending loan facilities to customers. Generally, standby letters of credit and financial guarantees written are not secured, but, when required, collateral may include cash and securities. Approximately 70 percent of standby letters of credit at December 31, 1996 expire in less than five years and 36 percent in less than one year.
     The following table summarizes Bancorp's credit related financial instruments, which include both commitments to extend credit and letters of credit, each of which is considered in Bancorp's liquidity risk management practices. For these financial instruments, contract amounts represent credit risk.

                                                                                       CONTRACT OR
                                                                                     NOTIONAL AMOUNT
                                                                                 -----------------------
                                                                                      DECEMBER 31,
                                                                                 -----------------------
                                      (IN MILLIONS)                                1996          1995
           ---------------------------------------------------------------------------------------------
           Commitments to extend credit                                          $21,032.7     $15,904.8
           Standby letters of credit and financial guarantees (net of
             participations of $79.4 million and $68.5 million, respectively)      1,187.2       1,074.3
           ---------------------------------------------------------------------------------------------

CONCENTRATIONS OF CREDIT

     Most of Bancorp's lending activity is with customers located within the Northwest. An economic downturn in the Northwest would likely have a negative impact on Bancorp's results of operations depending on the severity of the downturn. Bancorp maintains a diversified portfolio and does not have significant on- or off-balance sheet concentrations of credit risk in any one industry.

OFF-BALANCE SHEET RISK

     In the normal course of business, Bancorp uses financial instruments with off-balance sheet risk to meet the financing needs of its customers and to adjust specific interest rate exposure that is identified by asset/liability management monitoring processes. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees, options related to customer accommodations, interest rate swaps, and futures and foreign exchange contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The contract or notional amounts of interest rate swaps, futures, foreign exchange contracts and options related to customer accommodations do not represent the credit or interest rate risk associated with these contracts, but rather give an indication of the volume of the transactions. Unless noted otherwise, Bancorp does not require collateral or other security to support financial instruments with off-balance sheet credit risk.
     Credit risk is defined as the possibility of sustaining a loss due to the failure of a counterparty to perform in accordance with the terms of the contract. Bancorp's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, for the commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR CUSTOMER ACCOMMODATION OR TRADING PURPOSES

     The amounts disclosed below represent the end-of-period contract or notional amounts and fair value of derivatives held or issued for customer accommodation or trading purposes, the average aggregate fair values during the year of those instruments and the associated credit exposures. Those amounts reflect the netting of offsetting transactions only to the extent that they could be offset under master netting agreements with various counterparties. Fair values are based upon the

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated amounts that Bancorp would (receive) pay to terminate the contracts as of reporting dates. Dealer quotes and/or present value techniques, where dealer quotes are not available, have been used for computing fair values. Bancorp's credit exposure resulting from interest rate and foreign exchange contracts held for trading purposes is limited to the current fair value of contracts with unrealized gains.

                                                                    DECEMBER 31,
                                      ------------------------------------------------------------------------
                                         CONTRACT OR                               AVERAGE            CREDIT
                                      NOTIONAL AMOUNTS        FAIR VALUE          FAIR VALUE         EXPOSURE
                                      -----------------    ----------------    ----------------    -----------
                 (IN MILLIONS)         1996      1995       1996      1995      1996      1995     1996    1995
           ----------------------------------------------------------------------------------------------------
           Interest Rate Contracts
             Purchased options        $ 12.0    $  52.0    $  (.2)   $  (.2)   $  (.2)   $  (.6)   $ .2    $ .2
             Written options            46.5      110.4        .2        .2        .2        .6       -       -
             Swaps                     416.3      237.2                                             3.7     4.3
               Assets                                         2.2       1.5       2.3       2.1
               Liabilities                                   (3.7)     (4.3)     (3.7)     (3.7)
             Futures                    98.4      693.0                                              .5       -
               Assets                                          .6       1.3        .5        .4
               Liabilities                                    (.5)        -       (.7)        -
           Foreign Exchange
             Contracts                 170.0      144.0                                             1.4     1.3
             Commitments to sell                             85.7      68.3      87.4      51.7
             Commitments to purchase                         81.9      75.2      81.9      49.8
           ----------------------------------------------------------------------------------------------------

     Bancorp acts as a principal in writing interest rate caps and floors for customers (written options). These interest rate caps and floors enable customers to transfer, modify, or reduce their interest rate risk and obligate one of the parties to make cash payments if an interest rate index exceeds a specified upper "capped" level or if the index falls below a specified lower "floor" level. Written options do not expose Bancorp to credit risk since the counterparty has already performed according to the terms of the contract by paying a premium up front.
     Purchased options represent offsetting positions intended to hedge certain written options for customers. Credit risk exists for purchased options and is measured as the replacement cost in the event of nonperformance by counterparties for those contracts in a gain position, plus an amount for residual credit risk. Normal credit reviews on each counterparty are performed, and exposure to the interest rate risk inherent in these items is managed by entering into offsetting positions or other hedging techniques.
     Cash requirements include the premium paid to purchase such options (premiums are received for options written) and if the option is exercised, the strike price in such contract, times the notional amount, would be paid to or received from the writer of the option, as appropriate. Interest rate caps and floors have maturities ranging from 1997 to 2000. Net gains realized related to interest rate caps and floors were not significant in 1996, 1995 and 1994.
     Interest rate swaps, with notional amounts totaling $257.3 million, were entered into as customer accommodations at December 31, 1996. Of this total, $159.0 million was matched by interest rate swaps with major financial institutions and $98.3 million was hedged by interest rate futures. Net realized gains related to customer swaps were approximately $5 million in 1996, $1 million in 1995 and were not significant in 1994. The current credit exposure on interest rate swaps is the replacement cost in the event of nonperformance by counterparties for those contracts in a gain position. Cash requirements include settling any net amounts due to or from the counterparties. The carrying amount of interest rate swap transactions as customer accommodations, which represent accrued interest, was not significant at December 31, 1996 and 1995.
     Financial futures contracts are contracts for delayed delivery of securities or money market instruments in which the seller agrees to make delivery at a specified future date of a specified instrument, at a specified price or yield. Initial margin requirements are met in cash or other instruments, and changes in the contract values are settled daily. Futures contracts have minimal credit risk because futures exchanges are the counterparties. The carrying amount of financial futures provided as customer accommodations, which represents deferred gains or losses, was not significant at December 31, 1996 and 1995.

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Futures contracts are sold to hedge market price risks of interest rate caps and swaps written for customers. Open contracts at December 31, 1996, had maturities ranging from 1997 to 2005. Market value changes on futures contracts that are designated as trading hedges are recognized in income in the period of change. Realized losses on futures used for hedging trading swaps and options were approximately $1.5 million in 1996, $1 million in 1995 and were not significant in 1994.
     Foreign exchange contracts, consisting of forward and spot commitments to purchase and sell foreign currencies, are agreements for delayed delivery of a foreign currency in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified amount at a specified exchange rate. Bancorp is party to foreign exchange spot and forward contracts to meet the needs of its customers. Customer transactions are generally covered by offsetting positions to reduce risk arising from fluctuations in exchange rates. Foreign exchange contracts generally relate to major foreign currencies and are highly liquid. The foreign exchange contracts have original terms to maturity of twelve months or less. Credit exposure for foreign exchange contracts is equal to the unrealized gains in such contracts. Realized gains on foreign exchange contracts totaled $3.5 million, $5.1 million, and $4.2 million for 1996, 1995 and 1994, respectively.
     The table below summarizes by notional amounts the annual maturities for each major category of swaps entered into for customer accommodation or trading as of December 31, 1996, based on the then current rates in effect (variable rates primarily LIBOR-based).

                                               MATURITY OF INSTRUMENTS HELD FOR CUSTOMER ACCOMMODATION OR TRADING
                                         ------------------------------------------------------------------------------
                                                                                                     2002
                                                                                                      AND
            (IN MILLIONS)                1997        1998        1999        2000        2001        AFTER       TOTAL
-----------------------------------------------------------------------------------------------------------------------
Pay fixed rate                           $ 1.3       $43.2       $ 3.0       $   -       $42.9       $68.6       $159.0
  Weighted average pay rate               7.00%       5.76%       9.14%                   6.16%       6.28%
  Weighted average receive rate           5.56%       5.53%       8.25%                   5.55%       5.14%
Receive fixed rate                       $ 4.0       $71.3       $27.8       $ 5.0       $68.0       $81.2       $257.3
  Weighted average pay rate               5.63%       5.55%       5.56%       5.50%       5.54%       5.20%
  Weighted average receive rate           6.13%       6.02%       7.78%       6.53%       6.14%       6.48%
-----------------------------------------------------------------------------------------------------------------------

DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

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

                                                                                    DECEMBER 31,
                                                              --------------------------------------------------------
                                                                  CONTRACT OR
                                                                   NOTIONAL                                  CREDIT
                                                                    AMOUNTS             FAIR VALUE          EXPOSURE
                                                              -------------------     --------------      -------------
                       (IN MILLIONS)                           1996        1995       1996      1995      1996     1995
-----------------------------------------------------------------------------------------------------------------------
Hedges of interest rate risk on assets and liabilities
  Interest rate swaps                                         $995.3     $1,467.5                         $2.5     $8.1
    Assets                                                                            $ 3.1     $ 6.6
    Liabilities                                                                        (2.5)     (8.1)
Hedges of mortgage banking loan sales transactions
  Forward sales                                                 91.0         51.9                           .5        -
    Assets                                                                                -        .6
    Liabilities                                                                         (.5)        -
  Purchased options                                             21.0          3.0                            -        -
    Assets                                                                               .2         -
    Liabilities                                                                           -         -
-----------------------------------------------------------------------------------------------------------------------

     Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Interest rate swaps are principally used to hedge interest rate risk

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to London Interbank Offered Rate (LIBOR)-based floating rate loans and variable rate liabilities such as certificates of deposit and term funds purchased. Inherent in the value of the interest rate swaps are gross unrealized gains totaling $2.5 million and $8.1 million and gross unrealized losses totaling $3.1 million and $6.6 million at December 31, 1996 and 1995, respectively. The carrying amount of interest rate swap transactions used for asset/liability management purposes, which represent accrued interest, was not significant at December 31, 1996 and 1995.
     In conjunction with Bancorp's mortgage loan operations, mortgage-backed securities and mortgage loans are sold for delivery in future months, and over-the-counter options on mortgage-backed securities are purchased to hedge closed mortgage loans and to hedge interest rate guarantee commitments for unclosed mortgage loans. These forward commitments and options are short-term in duration. Gross unrealized gains and losses were not significant for 1996 and 1995.
     If an interest rate instrument used to manage interest rate risk is terminated early and the hedged asset or liability remains, any resulting gain or loss is deferred and amortized as an adjustment to the yield of the underlying interest rate exposure position over the remaining period originally covered by the terminated instrument. Deferred losses-net of gains-on the termination of interest rate instruments used to manage interest rate risk totaled $2.7 million and $2.2 million at December 31, 1996 and 1995, respectively. The deferred losses at December 31, 1996 are scheduled to be amortized into income as follows: 1997-$1.2 million; 1998-$1.3 million; and 1999-$.2 million.
     The table below summarizes by notional amounts the annual maturities for each major category of swaps held for purposes other than trading as of December 31, 1996, based on the then current rates in effect (variable rates primarily LIBOR-based).

                                                      MATURITY OF INSTRUMENTS HELD FOR PURPOSES OTHER THAN TRADING
                                                  ---------------------------------------------------------------------
                                                                                                       2002
                                                                                                        AND
                 (IN MILLIONS)                     1997       1998       1999      2000      2001      AFTER     TOTAL
-----------------------------------------------------------------------------------------------------------------------
Pay fixed rate                                    $    -     $100.0     $    -     $   -     $   -     $ 8.2     $108.2
  Weighted average pay rate                                    5.90%                                    8.34%
  Weighted average receive rate                                5.50%                                    5.66%
Receive fixed rate                                $161.4     $222.5     $    -     $ 3.2     $   -     $   -     $387.1
  Weighted average pay rate                         5.48%      5.51%                5.63%
  Weighted average receive rate                     6.02%      6.48%                7.33%
Pay and receive variable rates                    $    -     $    -     $500.0     $   -     $   -     $   -     $500.0
  Weighted average pay rate                                               5.50%
  Weighted average receive rate                                           5.72%
-----------------------------------------------------------------------------------------------------------------------

15. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Bancorp could realize in a current market exchange. Certain methods and assumptions were used to estimate the fair value of each financial instrument for which it is practicable to estimate that value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Off-balance sheet financial instruments, including fair market value, are discussed in Footnote 14, Contingencies, Commitments, Concentrations of Credit and Off-Balance Sheet Risk.
     The estimated fair values of Bancorp's financial instruments at December 31, 1996 and 1995 are presented on the next page.

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        DECEMBER 31,
                                                                      ------------------------------------------------
                                                                               1996                      1995
                                                                      CARRYING       FAIR       CARRYING       FAIR
                           (IN MILLIONS)                               AMOUNT        VALUE       AMOUNT        VALUE
----------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
  Cash and short-term investments(1)                                  $ 2,486.2    $ 2,486.2    $ 2,932.7    $ 2,932.7
  Trading account securities(1)                                            85.1         85.1        279.7        279.7
  Securities and equity investments(2)                                  3,975.0      4,080.0      4,290.2      4,367.9
  Loans and loans held for sale, net(3)                                23,335.3     24,010.6     21,323.4     22,061.3
FINANCIAL LIABILITIES
  Deposits
    Without stated maturities(1)                                      (16,674.1)   (16,674.1)   (15,847.1)   (15,847.1)
    With stated maturities(4)                                          (8,302.9)    (8,326.9)    (7,417.6)    (7,494.1)
  Federal funds purchased and security repurchase agreements(1)        (1,672.4)    (1,672.4)    (2,731.1)    (2,731.1)
  Commercial paper and other short-term borrowings(1)                    (822.5)      (822.5)      (868.2)      (868.2)
  Long-term debt(5)                                                    (1,811.5)    (1,856.4)    (1,377.0)    (1,422.4)
  Capital qualifying securities(6)                                       (300.0)      (307.1)           -            -
  Preferred stock(6)                                                     (150.0)      (152.3)      (150.0)      (153.0)
----------------------------------------------------------------------------------------------------------------------

(1) The carrying amount is a reasonable estimate of fair value, or equal to fair value.
(2) The fair value equals quoted market price or dealer quotes. If quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair value of $32 million and $45 million at December 31, 1996 and 1995, respectively, of various investments in limited partnership equity investments was not available through market sources, and was not practical to estimate. In such cases, fair value indicated is equal to carrying value.
(3) Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type and further segregated by variable and fixed rate, performing and nonperforming categories. The carrying value of variable rate loans and loans held for sale approximates fair value. The fair value of fixed rate loans is calculated by discounting contractual cash flows adjusted for prepayment estimates. The discount rate is estimated using rates currently offered for similar loans. Fair value of $45 million and $29 million at December 31, 1996 and 1995, respectively, of certain nonperforming loans was not available through market sources, and was not practical to estimate. In such cases, fair value indicated is equal to carrying value.
(4) The fair value is calculated based on the discounted value of the contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.
(5) The fair value is calculated based on the discounted value of the contractual cash flows. The discount rate used is the result of implied treasury forward rates plus a risk premium.
(6) The fair value is its quoted market price.

16. RESTRUCTURING CHARGE

     In the first quarter of 1994, a $100 million restructuring charge was recorded related to a comprehensive program designed to allow Bancorp to become a more efficient, competitive and customer-focused financial institution. The program included staff reductions accomplished through an early retirement opportunity for certain employees, other severance programs and attrition; divestiture of certain business activities; and the consolidation and integration of certain operations and facilities that no longer fit Bancorp's corporate objectives or the needs of its regional customers. The program called for consolidation of branch operations centers for all states from seven to two, closure of certain branches and other activities. The $100 million charge represented the incremental costs that resulted from the restructuring plan, which was essentially completed in 1995.

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. U. S. BANCORP (PARENT COMPANY) SUMMARY FINANCIAL INFORMATION

                                 BALANCE SHEET

                                                                                                 DECEMBER 31,
                                                                                             ---------------------
                                       (IN MILLIONS)                                           1996         1995
------------------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                                         $    5.5     $    4.0
Securities available for sale, at fair value (amortized cost: 1996 -- $118.1;
  1995 -- $105.9)                                                                               119.0        105.9
Loans
  Bank subsidiaries                                                                           1,229.0        481.0
  Nonbank subsidiaries                                                                           19.5         52.0
  Other                                                                                          24.5         14.8
                                                                                             ---------------------
         Total loans                                                                          1,273.0        547.8
Allowance for credit losses                                                                      (2.0)         (.3)
                                                                                             ---------------------
Net loans                                                                                     1,271.0        547.5
Investment in subsidiaries
  Banking                                                                                     2,910.8      2,804.6
  Nonbank                                                                                        34.1         47.7
Other equity investments                                                                        134.1        111.0
Other assets                                                                                    276.2        308.0
                                                                                             ---------------------
                                                                                             $4,750.7     $3,928.7
                                                                                             =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper and other short-term borrowings                                             $  161.2     $  216.1
Other liabilities                                                                               310.0        254.2
Long-term debt                                                                                1,259.4        841.4
Junior subordinated debentures issued to trust subsidiary                                       309.3            -
                                                                                             ---------------------
         Total liabilities                                                                    2,039.9      1,311.7
                                                                                             ---------------------
Shareholders' equity                                                                          2,710.8      2,617.0
                                                                                             ---------------------
                                                                                             $4,750.7     $3,928.7
                                                                                             =====================
------------------------------------------------------------------------------------------------------------------

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. U.S. BANCORP (PARENT COMPANY) SUMMARY FINANCIAL INFORMATION (continued)

                              STATEMENT OF INCOME

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------
(IN MILLIONS)                                                                          1996       1995       1994
------------------------------------------------------------------------------------------------------------------
REVENUES
Dividends from subsidiaries
  Bank -- cash                                                                        $727.4     $275.4     $245.5
  Bank -- noncash                                                                       15.9       38.6         .2
  Nonbank -- cash                                                                       15.3        2.8        3.1
  Nonbank -- noncash                                                                     2.5          -         .3
Interest from subsidiaries
  Bank                                                                                  44.4       23.7       23.2
  Nonbank                                                                                1.3        7.7        9.2
Other interest                                                                           6.6        9.8        7.4
Equity investment income (loss)                                                         26.9       (6.7)      (5.4)
Other noninterest revenues                                                               8.9        2.0        1.0
                                                                                      ----------------------------
         Total revenues                                                                849.2      353.3      284.5
                                                                                      ----------------------------
EXPENSES
Employee compensation and benefits                                                      79.7       98.5       91.0
Interest expense                                                                        86.7       69.3       71.9
Operating expenses                                                                      67.9      124.8      127.6
Merger and integration costs                                                            12.9       45.6          -
Restructuring charge                                                                       -          -       36.6
Less intercompany charges for services                                                (112.9)    (144.5)    (151.1)
                                                                                      ----------------------------
Net expenses                                                                           134.3      193.7      176.0
                                                                                      ----------------------------
Income before income taxes and equity in undistributed income of subsidiaries          714.9      159.6      108.5
Income tax benefit                                                                      (3.1)     (38.3)     (46.8)
                                                                                      ----------------------------
Income before equity in undistributed income of subsidiaries                           718.0      197.9      155.3
Equity in undistributed income of subsidiaries(1)
  Bank                                                                                (221.9)     119.4      112.3
  Nonbank                                                                              (17.2)      11.7      (12.9)
                                                                                      ----------------------------
NET INCOME                                                                            $478.9     $329.0     $254.7
                                                                                      ============================
------------------------------------------------------------------------------------------------------------------

(1) The equity in undistributed income of subsidiaries includes dividends paid in excess of current year earnings for certain subsidiaries.

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. U.S. BANCORP (PARENT COMPANY) SUMMARY FINANCIAL INFORMATION (continued)

                            STATEMENT OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                  (IN MILLIONS)                                      1996        1995        1994
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $ 478.9     $ 329.0     $ 254.7
Adjustments to reconcile net income to cash used in operating activities
  Undistributed earnings of subsidiaries                                              239.1      (131.1)      (99.5)
  Noncash dividends included in undistributed earnings of subsidiaries                (18.4)      (38.5)        (.5)
  Depreciation, amortization and accretion                                             46.3        34.0        39.8
  Noncash portion of merger/restructuring charges                                      10.7        35.6        21.9
  Net (gain) loss on sale of equity investments                                       (23.7)        8.3         5.9
  Gain on sale of securities available for sale                                        (6.2)        (.9)        (.2)
  Loss on sale of trading securities                                                      -           -         1.4
  Net gains on sale of premises and equipment                                            .1         2.6         (.2)
  Change in other assets and liabilities, net                                          33.0       (18.7)       17.9
                                                                                    -------------------------------
Net cash provided by operating activities                                             759.8       220.3       241.2
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Change in other short-term investments, maturities less than 90 days                     -        13.9         (.8)
  Proceeds from sale of securities available for sale                                  12.3           -           -
  Proceeds from maturities of securities available for sale                            60.0       135.9        73.1
  Purchase of securities available for sale                                           (71.2)     (156.0)      (95.3)
  Proceeds from sales of equity investments                                            37.7         8.4         1.0
  Purchase of equity investments                                                       (8.9)      (24.4)       (8.3)
  Principal collected on loans                                                         37.1       535.1       379.6
  Loans made to subsidiaries and others                                              (769.3)     (653.0)     (170.5)
  Equity contributed to subsidiaries                                                  (12.1)      (20.7)      (24.8)
  Proceeds from sales of premises and equipment                                         3.9         5.6         3.4
  Purchase of premises and equipment                                                  (19.3)      (15.0)      (50.4)
  Acquisitions, net of cash and cash equivalents                                        4.2           -          .1
                                                                                    -------------------------------
Net cash provided by (used in) investing activities                                  (725.6)     (170.2)      107.1
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in short-term borrowings                                                  (54.9)        2.9         5.5
  Proceeds from issuance of long-term debt                                            468.5       396.4           -
  Repayment of long-term debt                                                         (51.0)     (206.8)     (167.2)
  Proceeds from issuance of junior subordinated debentures to trust subsidiary        309.3           -           -
  Dividends paid                                                                     (180.9)     (145.3)     (128.2)
  Proceeds from issuance of common stock                                               26.9        16.4        20.5
  Repurchase of common stock                                                         (550.6)     (175.8)      (57.1)
                                                                                    -------------------------------
Net cash used in financing activities                                                 (32.7)     (112.2)     (326.5)
                                                                                    -------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 1.5       (62.1)       21.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          4.0        66.1        44.3
                                                                                    -------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $   5.5     $   4.0     $  66.1
                                                                                    ===============================
-------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                                          $  84.0     $  66.1     $  74.2
  Income taxes                                                                        188.2       190.1       151.4
Noncash investing activities:
  Noncash equity contributed to subsidiaries                                        $  14.9     $   4.4     $  28.1
  Fair value adjustment to securities available for sale                                 .9           -         8.0
  Income tax effect related to fair value adjustment                                     .4           -         3.3
-------------------------------------------------------------------------------------------------------------------

                         U.S. BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. REGULATORY MATTERS

     Banks are subject to risk-based capital guidelines requiring minimum capital levels based on the perceived credit risk of assets and off-balance sheet instruments. The federal bank regulatory agencies have jointly issued rules which implement a system of prompt corrective action for financial institutions required by FDICIA. The rules define the relevant capital levels for the five categories, ranging from "well capitalized" to "critically undercapitalized". Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on Bancorp's financial statements.
     Risk-based capital guidelines issued by the Federal Reserve Board establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures for bank holding companies. Bancorp's Tier 1 capital is comprised primarily of common equity, perpetual preferred stock and subsidiary trust issued capital securities, less goodwill and certain other intangibles, and excludes the equity impact of adjusting available for sale securities to market value. Total capital also includes subordinated debt and a portion of the allowance for credit losses, as defined.
     The risk-based capital rules have been supplemented by a leverage capital ratio, defined as Tier 1 capital to adjusted quarterly average total assets. Banking organizations other than those which are most highly rated are expected to maintain ratios at least 100 to 200 basis points above the minimum three percent level, depending on their financial condition.
     As of December 31, 1996, the most recent regulatory notification categorized Bancorp's three largest bank subsidiaries as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification management believes have changed the banks' category. Capital adequacy for U.S. Bank of Oregon and U.S. Bank of Washington is monitored by the Office of the Comptroller of the Currency. Capital adequacy for Bancorp and U.S. Bank of Idaho is monitored by the Federal Reserve Bank of San Francisco.
     To be categorized as well capitalized, Bancorp must maintain minimum ratios. The required minimum ratios are: Total capital -- 8%; Tier 1 capital -- 4%; and leverage capital -- 4%. The minimum ratios required for "well capitalized" designation are: Total capital -- 10%; Tier 1 capital -- 6%; and leverage capital -- 5%. The risk-based capital and leverage capital ratios for Bancorp and its three largest bank subsidiaries are presented below:

                                                                                       DECEMBER 31,
                                                                        -------------------------------------------
                                                                               1996                    1995
                                                                        -------------------     -------------------
                            (IN MILLIONS)                                AMOUNT      RATIO       AMOUNT      RATIO
-------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
  Consolidated                                                          $3,834.2      11.83%    $3,377.9      11.79%
  U. S. Bank of Oregon                                                   1,622.9      10.95      1,312.0      10.49
  U. S. Bank of Washington                                               1,049.6      10.54        960.2      10.58
  U. S. Bank of Idaho                                                      338.4      10.44        380.1      11.25
TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS)
  Consolidated                                                          $2,628.3       8.11%    $2,418.8       8.44%
  U. S. Bank of Oregon                                                   1,072.5       7.24      1,080.5       8.64
  U. S. Bank of Washington                                                 689.9       6.93        758.0       8.35
  U. S. Bank of Idaho                                                      227.8       7.03        337.7       9.99
TIER 1 CAPITAL (TO AVERAGE ASSETS)
  Consolidated                                                          $2,628.3       8.17%    $2,418.8       7.89%
  U. S. Bank of Oregon                                                   1,072.5       7.75      1,080.5       9.61
  U. S. Bank of Washington                                                 689.9       7.44        758.0       8.41
  U. S. Bank of Idaho                                                      227.8       5.96        337.7       7.25
-------------------------------------------------------------------------------------------------------------------

                         U.S. BANCORP AND SUBSIDIARIES

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                1996                                1995
                                                  ---------------------------------   ---------------------------------
        (IN MILLIONS, EXCEPT SHARE DATA)            4        3        2        1        4        3        2        1
-----------------------------------------------------------------------------------------------------------------------
Interest income                                   $640.6   $633.5   $609.2   $600.0   $606.0   $608.8   $595.9   $581.8
Interest expense                                   257.5    258.5    248.9    251.8    254.8    252.0    249.7    236.6
                                                  ---------------------------------------------------------------------
Net interest income                                383.1    375.0    360.3    348.2    351.2    356.8    346.2    345.2
Provision for credit losses                         40.5     38.1     26.5     30.1     51.4     24.0     25.1     23.6
                                                  ---------------------------------------------------------------------
Net interest income after provision for credit
  losses                                           342.6    336.9    333.8    318.1    299.8    332.8    321.1    321.6
Gain on sale of operations and loans                   -        -     25.7      (.1)      .8      3.0      4.6       .5
Other noninterest revenues                         135.7    139.2    140.1    144.6    124.4    133.5    135.0    122.9
                                                  ---------------------------------------------------------------------
Total noninterest revenues                         135.7    139.2    165.8    144.5    125.2    136.5    139.6    123.4
                                                  ---------------------------------------------------------------------
Noninterest expenses                               290.8    285.3    291.4    278.8    296.0    286.4    304.1    305.4
Merger and integration costs                           -        -      9.8      8.4     90.4      4.8      3.7        -
SAIF assessment                                        -     10.3        -        -        -        -        -        -
                                                  ---------------------------------------------------------------------
Total noninterest expenses                         290.8    295.6    301.2    287.2    386.4    291.2    307.8    305.4
                                                  ---------------------------------------------------------------------
Income before income taxes                         187.5    180.5    198.4    175.4     38.6    178.1    152.9    139.6
Provision for income taxes                          66.8     62.3     71.3     62.5     17.2     64.0     54.2     44.8
                                                  ---------------------------------------------------------------------
Net income                                        $120.7   $118.2   $127.1   $112.9   $ 21.4   $114.1   $ 98.7   $ 94.8
                                                  =====================================================================
-----------------------------------------------------------------------------------------------------------------------
Per common share
  Earnings per share                              $  .79   $  .75   $  .82   $  .73   $  .13   $  .73   $  .63   $  .60
-----------------------------------------------------------------------------------------------------------------------
  Dividends declared                              $  .31   $  .31   $  .28   $  .28   $  .28   $  .28   $  .25   $  .25
-----------------------------------------------------------------------------------------------------------------------
U. S. Bancorp common stock
  High                                            $47      $40 3/4  $37 3/8  $34 5/8  $36      $29 1/2  $27 3/4  $26 3/4
  Low                                              38 3/4   33       31 5/8   29 1/4   28 1/4   23 7/8   23 1/2   22
  Close                                            45       39 1/2   36 1/8   34       33 5/8   28 1/4   24       26
Average daily reported trading volume for the
  quarter (000's)                                  504.6    518.7    633.9    741.9    597.1    403.0    507.4    232.3
-----------------------------------------------------------------------------------------------------------------------

    Item 9. Changes in and Disagreements with Accountants on Accounting and
                              Financial Disclosure

      None.

                                    PART III

                Incorporation of Certain Documents by Reference

      The information required by Item 10, Directors and Executive Officers of the Registrant, is incorporated herein by reference to Bancorp's definitive Proxy Statement dated March 13, 1997 ("Proxy Statement"), pages 1-5, under the headings "Voting Securities and Principal Shareholders" and "Proposal 1:
Election of Directors" or appears under the heading "Executive Officers of the Registrant" on pages 6-7 of this report. The information required by Item 11, Executive Compensation, is incorporated herein by reference to the Proxy Statement, pages 7-14 and 18 under the headings "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation." The information required by Item 12, Security Ownership of Certain Beneficial Owners and Management, is incorporated herein by reference to the Proxy Statement, pages 1-3 under the heading "Voting Securities and Principal Shareholders." The information required by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Proxy Statement, pages 18-19, under the heading "Transactions with Bancorp."

                                    PART IV

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. and 2.
      The financial statements and supplementary data listed in the index set forth in Item 8 of this report are filed as part of this report.
(a) 3.
      Exhibits are listed in the Exhibit Index beginning on page 71 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under Item 10, "Executive Compensation Plans and Arrangements and Other Management Contracts," in the
Exhibit Index.
(b) Reports on Form 8-K:
      No reports on Form 8-K were filed by Bancorp during the quarter ended December 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      U.S. BANCORP
                                                      (REGISTRANT)

         DATE: MARCH 13, 1997            BY:       /s/  GERRY B. CAMERON
                                          --------------------------------------
                                                     Gerry B. Cameron
                                                  Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of March, 1997.

             SIGNATURE                                              TITLE
-----------------------------------    ----------------------------------------------------------------

       /s/ GERRY B. CAMERON              Principal Executive Officer and Director:
-----------------------------------         Chairman of the Board, Chief Executive Officer, and President
         Gerry B. Cameron

        /s/ STEVEN P. ERWIN              Principal Financial and Accounting Officer:
-----------------------------------         Executive Vice President and Chief Financial Officer
          Steven P. Erwin
         Other Directors:

         HARRY L. BETTIS *                                         Director
-----------------------------------
          Harry L. Bettis
                                                                   Director
-----------------------------------
      Carolyn Silva Chambers

        FRANKLIN G. DRAKE *                                        Director
-----------------------------------
         Franklin G. Drake

        ROBERT L. DRYDEN *                                         Director
-----------------------------------
         Robert L. Dryden

          JOHN B. FERY *                                           Director
-----------------------------------
           John B. Fery

        JOSHUA GREEN III *                                         Director
-----------------------------------
         Joshua Green III
                                                                   Director
-----------------------------------
         Daniel R. Nelson

         ALLEN T. NOBLE *                                          Director
-----------------------------------
          Allen T. Noble

         PAUL A. REDMOND *                                         Director
-----------------------------------
          Paul A. Redmond

        N. STEWART ROGERS *                                        Director
-----------------------------------
         N. Stewart Rogers

      BENJAMIN R. WHITELEY *                                       Director
-----------------------------------
       Benjamin R. Whiteley

        *By /s/ D.V. BOARD
-----------------------------------
            D.V. Board
         Attorney-in-Fact

                     [This page intentionally left blank.]

                                 EXHIBIT INDEX

EXHIBITS
-------------------------------------------------------------------------------------------------------
 3.1     Restated Articles of Incorporation, U. S. Bancorp, as amended, incorporated by reference to
         Exhibit 4.2 to the registrant's Registration Statement on Form S-4 (No. 33-62067).
 3.2     Bylaws, U. S. Bancorp, as amended and restated December 17, 1996.
 4       The registrant has incurred long-term indebtedness as to which the amount involved is less than 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.
10       Executive Compensation Plans and Arrangements and Other Management Contracts
10.1     U. S. Bancorp 1985 Stock Option and SAR Plan, as amended, incorporated by reference to Exhibit
         10.2 to the registrant's annual report on Form 10-K for 1993.
10.2     1997 Amended and Restated Non-Employee Director Stock Incentive and Deferral Plan.
10.3     Second Amendment and Restatement of U. S. Bancorp Executive Annual Incentive Plan effective
         December 20, 1995, incorporated by reference to Exhibit 10.3 to the registrant's annual report on Form 10-K for 1995.
10.4     Second Amendment and Restatement of U. S. Bancorp Management Annual Incentive Plan effective
         January 2, 1996, incorporated by reference to Exhibit 10.4 to the registrant's annual report on Form 10-K for 1995.
10.5     U. S. Bancorp Amended and Restated Supplemental Benefits Plan, effective February 15, 1996.
10.6     Registration Rights Agreement between U. S. Bancorp and certain shareholders of Peoples Ban
         Corporation, incorporated by reference to Exhibit 2(B) to the registrant's report on Form 8-K dated June 16, 1987. (File No. 0-3505)
10.7     Peoples Ban Corporation Deferred Compensation Agreement with Joshua Green III, incorporated by reference to Exhibit (10)(N) to the registrant's annual report on Form 10-K for 1987 (File No.
         0-3505)
10.8     Description of Retirement Benefits of Joshua Green III, incorporated by reference to Exhibit
         10.6 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1993.
10.9     Copy of resolutions of the Board of Directors of U. S. Bancorp adopted February 17, 1994, relating to the Executive Committee of U. S. Bancorp incorporated by reference to Exhibit
         10.12 to the registrant's annual report on Form 10-K for 1993.
10.10    Form of Director Indemnification Agreement entered into between U. S. Bancorp and Directors
         Bettis, Cameron, Chambers, Drake, Dryden, Fery, Green, Nelson, Noble, Redmond, Rogers, and
         Whiteley, incorporated by reference to Exhibit 19 to the registrant's quarterly report on Form
         10-Q for the quarter ended June 30, 1988. (File No. 0-3505)
10.11    Description of retirement benefits of Daniel R. Nelson. (File No. 0-3505)
10.12    U. S. Bancorp 1991 Executive Deferred Compensation Plan, First Restatement, as amended effective November 15, 1995 incorporated to Exhibit 10.12 to the registrant's annual report on
         Form 10-K for 1995.
10.13    Form of Employment Agreement with certain executive officers of the registrant, including
         Messrs. Cameron, Duim, and Hatfield.
10.14    U. S. Bancorp Deferred Compensation Trust Agreement effective January 1, 1990, incorporated by reference to Exhibit (10)(U) to the registrant's annual report on Form 10-K for 1991.
10.15    Third Amendment and Restatement of U. S. Bancorp 1993 Stock Incentive Plan effective February
         15, 1996, incorporated by reference to Exhibit 10.15 to the registrant's annual report on Form
         10-K for 1995.

EXHIBITS
-------------------------------------------------------------------------------------------------------
10.16    Description of health insurance premium reimbursement plan for U. S. Bancorp directors, incorporated by reference to Exhibit 10.18 to the registrant's annual report on Form 10-K for
         1994.
10.17    U. S. Bancorp Performance Cash Award Plan effective January 1, 1996, incorporated by reference to Exhibit 10.20 to the registrant's annual report on Form 10-K for 1995.
10.18    Employment Agreement with Robert D. Sznewajs dated January 4, 1996, incorporated by reference to Exhibit 10.21 to the Registrants annual report on Form 10-K for 1995.
12.1     U. S. Bancorp and Subsidiaries Computation of Ratios of Consolidated Earnings to Fixed
         Charges.
12.2     U. S. Bancorp and Subsidiaries Capital Ratios.
12.3     U. S. Bancorp and Subsidiaries Computation of Ratios on a Before Accounting Change Basis.
21       Subsidiaries of the registrant.
23.1     Consent of Deloitte & Touche LLP with respect to financial statements of the registrant.
23.2     Consent of Coopers & Lybrand L.L.P. with respect to financial statements of West One Bancorp.
24       Power of attorney of certain officers and directors.
27       Financial Data Schedule.