Form 10-Q
period 1997-03-31
US BANCORP /OR/
filed 1997-05-15
CIK 101542

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Number of shares of Common Stock, par value $5, outstanding at April 30, 1997: 147,530,993 shares.


================================================================================

                                  U. S. BANCORP

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION


                                                                              PAGE
                                                                              ----
   Item 1      Financial Statements
                 Consolidated Balance Sheet....................................  3
                 Consolidated Statement of Income..............................  4
                 Consolidated Statement of Changes in Shareholders' Equity.....  5
                 Consolidated Statement of Cash Flows..........................  6
                 Notes to Consolidated Financial Statements....................  8

   Item 2      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations................. 10


PART II - OTHER INFORMATION

                                                                              PAGE
                                                                              ----
   Item 6      Exhibits and Reports on Form 8-K................................ 20

Signatures..................................................................... 21
Exhibit Index.................................................................. 22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         U. S. BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                   March 31,   December 31,    March 31,
                                                                     1997         1996           1996
                                                                 -----------   -----------    -----------
(In Millions)                                                    (Unaudited)                  (Unaudited)
ASSETS
Cash and due from banks                                           $ 1,945.1     $ 2,401.1      $ 2,012.3
Federal funds sold and security resale agreements                     516.7          70.9          700.9
Other short-term investments                                           15.3          14.2           15.1
Trading account securities                                             87.4          85.1          148.8
Loans held for sale                                                   253.8         180.5          153.6
Securities available for sale, at fair value (amortized cost:
     $3,093.0,  $3,041.7 and $2,993.8, respectively)                3,060.1       3,047.9        2,979.7
Securities held to maturity, at amortized cost  (fair value:
     $785.1, $810.9 and $848.4, respectively)                         775.7         796.7          834.8
Loans and lease financing, net of deferred fees
     Commercial                                                    12,320.0      12,241.2       11,806.0
     Lease financing                                                1,449.7       1,416.0        1,263.4
     Real estate construction                                       1,352.6       1,411.2          882.4
     Real estate mortgage                                           4,533.1       4,287.8        3,825.1
     Consumer                                                       5,665.1       5,690.5        5,490.4
                                                                  ---------     ---------      ---------
        Total loans and lease financing                            25,320.5      25,046.7       23,267.3
     Less allowance for credit losses                                (481.1)       (475.9)        (442.1)
                                                                  ---------     ---------      ---------
     Net loans and lease financing                                 24,839.4      24,570.8       22,825.2
Premises, furniture and equipment, net                                617.4         614.1          629.5
Other real estate and equipment owned                                  21.2          33.4           46.6
Customers' liability on acceptances                                   433.0         327.7          329.1
Goodwill and core deposit intangibles                                 378.9         377.6          184.6
Other assets                                                          810.2         740.4          697.0
                                                                  ---------     ---------      ---------
                                                                  $33,754.2     $33,260.4      $31,557.2
                                                                  =========     =========      =========

LIABILITIES
Deposits
     Interest-bearing                                             $18,674.0     $18,503.8      $17,829.2
     Noninterest-bearing                                            6,404.8       6,473.2        5,397.5
                                                                  ---------     ---------      ---------
        Total deposits                                             25,078.8      24,977.0       23,226.7
Federal funds purchased and security
     repurchase agreements                                          1,708.6       1,672.4        2,643.5
Commercial paper and other short-term borrowings                      824.4         822.5          706.7
Long-term debt                                                      1,950.2       1,811.5        1,354.4
Company-obligated mandatory redeemable capital
      securities of subsidiary trust                                  300.0         300.0             --
Acceptances outstanding                                               433.0         327.7          329.1
Other liabilities                                                     677.1         638.5          657.8
                                                                  ---------     ---------      ---------
        Total liabilities                                          30,972.1      30,549.6       28,918.2

SHAREHOLDERS' EQUITY
Preferred stock                                                       150.0         150.0          150.0
Common stock                                                          740.9         736.0          750.9
Capital surplus                                                       199.5         178.1          323.8
Retained earnings                                                   1,715.0       1,644.5        1,424.5
Unrealized gain (loss) on securities
     available for sale, net of tax                                   (23.3)          2.2          (10.2)
                                                                  ---------     ---------      ---------
        Total shareholders' equity                                  2,782.1       2,710.8        2,639.0
                                                                  ---------     ---------      ---------
                                                                  $33,754.2     $33,260.4      $31,557.2
                                                                  =========     =========      =========


                 See Notes to Consolidated Financial Statements.

                          U.S. BANCORP AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)


                                                              First Quarter Ended
                                                                   March 31,
                                                           -------------------------
(In Millions, Except Share Data)                              1997            1996
                                                           --------         --------
INTEREST INCOME
Loans and lease financing, including fees                  $  572.7         $  528.0
Securities available for sale                                  48.5             48.4
Securities held to maturity                                    10.2             11.0
Loans held for sale                                             3.8              3.2
Trading account securities                                      1.1              3.1
Other interest income                                           1.1              6.3
                                                           --------         --------
      Total interest income                                   637.4            600.0
                                                           --------         --------
INTEREST EXPENSE
Deposits                                                      193.2            189.8
Short-term borrowings                                          29.5             38.3
Long-term debt                                                 31.6             23.7
Company-obligated mandatory redeemable
   capital securities of subsidiary trust                       6.2               --
                                                           --------         --------
      Total interest expense                                  260.5            251.8
                                                           --------         --------

NET INTEREST INCOME                                           376.9            348.2
Provision for credit losses                                    45.9             30.1
                                                           --------         --------
Net interest income after provision for credit losses         331.0            318.1

NONINTEREST REVENUES
Service charges on deposit accounts                            50.2             47.0
Trust and investment management                                18.6             17.2
Bank card revenue, net                                         13.1             18.4
Exchange fees                                                   9.6              9.7
Other operating revenue                                        47.4             38.3
Equity investment income                                        5.0             10.5
Gain on sale of securities available for sale                   1.7              3.4
                                                           --------         --------
   Total noninterest revenues                                 145.6            144.5
                                                           --------         --------
NONINTEREST EXPENSES
Employee compensation and benefits                            159.9            151.0
Equipment rentals, depreciation and maintenance                28.6             30.7
Net occupancy expense                                          21.1             20.7
Stationery, supplies and postage                               16.0             14.8
Amortization of goodwill and core deposit intangibles           7.5              3.4
Other operating expense                                        54.0             58.2
Merger and integration costs                                     --              8.4
                                                           --------         --------
   Total noninterest expenses                                 287.1            287.2
                                                           --------         --------
Income before income taxes                                    189.5            175.4
Provision for income taxes                                     68.0             62.5
                                                           --------         --------
NET INCOME                                                 $  121.5         $  112.9
                                                           ========         ========

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                $  118.5         $  109.9
NET INCOME PER COMMON SHARE                                $    .80         $    .73
AVERAGE COMMON SHARES OUTSTANDING (000's)                   147,935          150,815

                 See Notes to Consolidated Financial Statements.

                          U.S. BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                      First Quarter Ended
                                                            March 31,
                                                    -----------------------
(In Millions)                                         1997           1996
                                                    --------       --------
SHAREHOLDERS' EQUITY AT BEGINNING OF PERIOD         $2,710.8       $2,617.0
Net income                                             121.5          112.9
Common stock
    Repurchased                                         (5.6)         (36.9)
    Issued in acquisition                               14.8             --
    Stock options exercised, dividends
        reinvested and other transactions               17.1           10.7
Dividends declared
   Common                                              (48.0)         (42.3)
   Preferred                                            (3.0)          (3.0)
Change in fair value of securities, net of tax         (25.5)         (19.4)
                                                    --------       --------
SHAREHOLDERS' EQUITY AT END OF PERIOD               $2,782.1       $2,639.0
                                                    ========       ========


                 See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   First Quarter Ended
                                                                                        March 31,
                                                                                 -------------------------
(In Millions)                                                                       1997          1996
                                                                                  --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                     $ 121.5      $ 112.9
    Adjustments to reconcile net income to cash used in operating activities
       Depreciation, amortization and accretion                                       40.7         36.0
       Provision for credit losses                                                    45.9         30.1
       Noncash portion of merger and integration costs                                  --          5.9
       Net gain on sale of equity investments                                         (1.8)       (10.1)
       Net gain on sale of securities available for sale                              (1.7)        (3.4)
       Net gain on sale of trading securities                                         (8.6)        (2.7)
       Net gain on sale of loans and property                                         (3.7)        (1.6)
       Net gain on sale of mortgage loan servicing rights                              (.2)        (2.8)
       Change in
         Loans held for sale                                                         (70.2)        (1.0)
         Trading account securities                                                    6.9        134.1
         Deferred loan fees, net of amortization                                      (4.4)         4.9
         Accrued interest receivable                                                 (21.6)        16.5
         Accrued interest payable                                                     10.5          3.5
         Other assets and liabilities, net                                            19.9         74.5
                                                                                  --------     --------
Net cash provided by operating activities                                            133.2        396.8
                                                                                  --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturities of interest-bearing deposits of
       nonbank subsidiaries                                                            3.1           .9
    Purchase of interest-bearing deposits by nonbank subsidiaries                     (5.5)        (3.5)
    Net (increase) decrease in investments in interest-earning deposits by
       banking subsidiaries                                                            1.2         (2.4)
    Proceeds from maturities of securities held to maturity                           20.8         29.9
    Proceeds from sale of securities available for sale                              180.4        287.6
    Proceeds from maturities of securities available for sale                        252.7        285.6
    Purchase of securities available for sale                                       (487.4)      (311.4)
    Proceeds from sale of equity investments                                           1.7         14.0
    Purchase of equity investments                                                   (24.1)        (2.3)
    Principal collected on loans made by nonbank subsidiaries                        302.3        311.8
    Loans made to customers by nonbank subsidiaries                                 (375.2)      (392.8)
    Net change in loans by banking subsidiaries                                     (186.4)      (438.4)
    Proceeds from sale of premises and equipment                                       2.2          2.1
    Purchase of premises and equipment                                               (17.7)       (23.0)
    Proceeds from sale of mortgage servicing rights                                     --          0.7
    Proceeds from sale of foreclosed assets                                           14.0          9.3
    Acquisitions, net of cash and cash equivalents                                     4.5           --
                                                                                  --------     --------
Net cash used in investing activities                                             $ (313.4)    $ (231.9)
                                                                                  --------     --------


                 See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (CONTINUED)
                                   (UNAUDITED)

                                                                  First Quarter Ended
                                                                        March 31,
                                                                -------------------------
(In Millions)                                                      1997          1996
                                                                ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                        $   37.5       $  (37.9)
    Net change in short-term borrowings                               37.1         (249.2)
    Proceeds from issuance of long-term debt                         315.0            5.0
    Repayment of long-term debt                                     (176.4)         (27.7)
    Proceeds from issuance of common stock                            12.3           10.7
    Common stock repurchased                                          (5.6)         (36.9)
    Dividends paid                                                   (49.9)         (38.3)
                                                                  --------       --------
Net cash provided (used) by financing activities                     170.0         (374.3)
                                                                  --------       --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                              (10.2)        (209.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     2,472.0        2,922.6
                                                                  --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $2,461.8       $2,713.2
                                                                  ========       ========

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for
    Interest                                                      $  243.8       $  248.2
    Income taxes                                                      22.7           17.6
Non-cash investing activities
    Loans to other real estate owned                              $   10.0       $   21.5
    Fair value adjustment to securities available for sale            39.1           31.7
    Income tax effect related to fair value adjustment                13.6           11.6


                 See Notes to Consolidated Financial Statements.

                         U. S. BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Principles of Consolidation

      The consolidated financial statements of U. S. Bancorp include the accounts of U. S. Bancorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited and should be read in conjunction with the 1996 Annual Report on Form 10-K of
U. S. Bancorp. A summary of U. S. Bancorp's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in U. S. Bancorp's 1996 Annual Report on Form 10-K. In the opinion of management, all adjustments (comprised of normal recurring accruals) necessary for a fair presentation of the interim financial statements have been included.

      Certain reclassifications of 1996 amounts were made to conform to the 1997 presentation, none of which affect previously reported net income.

      The significant banking subsidiaries of U. S. Bancorp include United States National Bank of Oregon (U. S. Bank of Oregon), U. S. Bank of Washington, National Association (U. S. Bank of Washington), U. S. Bank of Idaho, U. S. Bank of California, U. S. Bank of Nevada and U. S. Bank of Utah.


  2.  Acquisitions and Dispositions

      On March 20, 1997, First Bank System, Inc. (FBS) and U. S. Bancorp announced the signing of a definitive agreement for FBS to acquire U. S. Bancorp. Under the terms of the agreement, which is subject to approval by regulators and the shareholders of each of FBS and U. S. Bancorp, U. S. Bancorp shareholders will receive .755 shares of FBS common stock for each share of
U. S. Bancorp common stock in a tax-free exchange. The combined company, which will be called U. S. Bancorp, will have approximately $70 billion in assets. The transaction, to be accounted for as a pooling-of-interests, is expected to close in the third quarter of 1997.

      In December 1996, U. S. Bancorp announced the signing of a definitive agreement for U. S. Bancorp to acquire Business and Professional Bank, located in Sacramento, California, a bank with approximately $214 million in total assets. U. S. Bancorp paid $18.00 per share for each outstanding share of Business and Professional Bank stock in a transaction accounted for as a purchase. The transaction was completed as of the close of business on April 30, 1997.

3.  Recent Accounting Pronouncements

      Effective January 1, 1997, U. S. Bancorp adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Adoption of certain portions of this statement related to repurchase agreements and similar transactions has been deferred to transactions occurring after December 31, 1997 by the issuance of statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and did not have a significant impact on U. S. Bancorp's financial condition, results of operations, cash flows or related disclosures.

      SFAS No. 128, "Earnings per Share," issued in February 1997, establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, earlier application is not permitted. This statement requires restatement of all prior period EPS data presented. The impact of the adoption of this statement is not material to U. S. Bancorp.

4.  Commitments and Contingent Liabilities

      In the normal course of business there are various commitments and contingent liabilities to extend credit and guarantees, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions. Such commitments and contingent liabilities include commitments to extend credit of $18.7 billion, $21.0 billion and $17.0 billion and standby letters of credit of $1.2 billion, $1.2 billion and $1.2 billion at March 31, 1997, December 31, 1996 and March 31, 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following selected financial data is a supplement to the consolidated financial statements and footnotes presented elsewhere, and should be read in conjunction therewith.

SELECTED FINANCIAL DATA

                                                            First Quarter Ended
                                                                  March 31,
                                                         -----------------------------      Percent
                                                            1997            1996             Change
                                                         -----------      ----------        --------
EARNINGS (In Millions)
Net interest income (tax-equivalent basis)                $   386.8       $   359.2              8%
Provision for credit losses                                    45.9            30.1             52
Noninterest revenues                                          145.6           144.5              1
Noninterest expenses                                          287.1           287.2             --
Net income                                                $   121.5       $   112.9              8

PER COMMON SHARE
Net income                                                $     .80       $     .73             10%
Cash dividends declared                                         .31             .28             11
Book value                                                    17.76           16.57              7
Average common shares outstanding (000's)                   147,935         150,815             (2)
Period-end common shares outstanding (000's)                148,176         150,171             (1)

FINANCIAL RATIOS
Return on average common equity                               18.44%          17.67%
Return on average assets                                       1.49            1.46
Overhead ratio                                                53.92           57.02
Net interest margin (tax-equivalent basis)                     5.31            5.19

CAPITAL RATIOS
Tier 1                                                         8.30%           8.25%
Total                                                         11.98           11.52
Leverage                                                       8.36            7.97

CREDIT QUALITY RATIOS
Net charge-offs to average loans (annualized)                   .66%            .39%
Nonperforming assets as a percent of loans
    and foreclosed assets                                       .90             .64
Allowance for credit losses as a percent of loans              1.90            1.90
Allowance for credit losses as a percent of
    nonperforming loans                                         232             432

AVERAGE BALANCES (In Millions)
Assets                                                    $33,003.2       $31,124.0             6%
Earning assets                                             29,417.6        27,792.4             6
Loans                                                      25,206.3        22,949.2            10
Deposits                                                   24,578.0        23,149.8             6
Common shareholders' equity                                 2,603.9         2,501.3             4
Preferred stock                                               150.0           150.0            --

PERIOD-END BALANCES (In Millions)
Assets                                                    $33,754.2       $31,557.2             7%
Earning assets                                             30,029.5        28,100.2             7
Loans                                                      25,320.5        23,267.3             9
Deposits                                                   25,078.8        23,226.7             8
Common shareholders' equity                                 2,632.1         2,489.0             6
Preferred stock                                               150.0           150.0            --
Full-time equivalent employees                               14,244          14,089             1

PERFORMANCE OVERVIEW

      For the first quarter of 1997, net income was $121.5 million, or $.80 per share, an increase of 8 percent from $112.9 million, or $.73 per share in the first quarter of 1996. The following key highlights compare the first quarter of 1997 with the same period of 1996 unless otherwise noted:

  -   Return on average common equity improved to 18.44 percent compared with
      17.67 percent, and the return on average assets increased to 1.49 percent compared with 1.46 percent.

  -   The overhead ratio improved to 54 percent from 57 percent.

  - Net interest income on a tax-equivalent basis was $386.8 million, an 8 percent increase from $359.2 million. The increase was attributable to an increase in the net interest margin and loan growth.

  - Noninterest expenses of $287.1 million was flat with the first quarter of 1996, even though the first quarter of 1997 included noninterest expenses related to the acquisitions of California Bancshares, Inc. in the second quarter of 1996 and Sun Capital Bancorp in first quarter of 1997 (the acquisitions).

  - The provision for credit losses was up in the first quarter of 1997, compared with the same period last year, as a result of increased loan volumes and higher net charge-offs in commercial, consumer and bank card loans. The ratio of the allowance for credit losses to nonperforming loans was 232 percent at March 31, 1997, continuing to indicate strong reserve coverage.

  - Annualized net charge-offs to average loans and leases were .66 percent in the first quarter of 1997 compared with .39 percent in the same period last year.

      The table below presents a summary income statement for U. S. Bancorp for the first quarter of 1997 and 1996. A discussion of the major changes in each key component follows.

SUMMARY INCOME STATEMENT (TAX-EQUIVALENT BASIS)

                                                 First Quarter Ended
                                                      March 31,
                                                 -------------------   Percent
(In Millions)                                      1997      1996      Change
                                                 --------  --------    ------
Net interest income (tax-equivalent basis)        $386.8    $359.2       8%
Provision for credit losses                         45.9      30.1       52
Noninterest revenues                               145.6     144.5        1
Noninterest expenses                               287.1     287.2       --
                                                  ------    ------
                                                   199.4     186.4        7
Less tax-equivalent adjustment included above        9.9      11.0      (10)
Provision for income taxes                          68.0      62.5        9
                                                  ------    ------
Net income                                        $121.5    $112.9        8%
                                                  ======    ======      ===

NET INTEREST INCOME  (TAX-EQUIVALENT BASIS)

      Net interest income, the principal source of U. S. Bancorp's income before income taxes, includes interest income and fees generated by interest-earning assets, primarily loans and investment securities, less interest expense on interest-bearing liabilities, primarily deposits, purchased funds and long-term debt. Net interest income is affected by the volume and relative mix of both earning assets and interest-bearing and noninterest-bearing sources of funds, as well as fluctuations in interest rates.

ANALYSIS OF NET INTEREST INCOME (TAX-EQUIVALENT BASIS)

                                                                  Net
                                          Interest   Interest   Interest
(In Millions)                              Income     Expense    Income
                                          ---------  --------   --------
First quarter 1996 as reported              $610.9     $251.7     $359.2
    Increase in balances                      34.0       11.1       22.9
    Increase in rates                          7.3         .2        7.1
    Reduction due to one more day in 1996     (4.9)      (2.5)      (2.4)
                                            ------     ------     ------
First quarter 1997 as reported              $647.3     $260.5     $386.8
                                            ======     ======     ======

      Net interest income on a tax-equivalent basis for the first quarter of 1997 was $386.8 million, an increase of $27.6 million over the first quarter of 1996. The increase in net interest income was due primarily to the growth in average and an increase in the net interest margin. The net interest margin in the first quarter of 1997 was 5.31 percent compared with 5.19 percent in the same quarter a year ago, and 5.42 percent in the fourth quarter of 1996.

      Average loans were $25.2 billion in the first quarter of 1997, an increase of $2.3 billion, or 10 percent, compared with the first quarter a year ago. The acquisitions accounted for approximately $1.1 billion of the increase. Average loan balances increased as follows: commercial loans $818 million; real estate construction loans $535 million; real estate mortgages $502 million; leases $199 million; and consumer loans $203 million. Average securities declined $131 million in the first quarter of 1997 compared with the first quarter in 1996 as maturities were used to fund loan growth.

      Average interest-bearing liabilities increased $996 million in the first quarter of 1997 compared with the first quarter in 1996. The acquisitions increased interest-bearing liabilities approximately $1.2 billion, primarily interest-bearing deposits. Average noninterest-bearing deposits increased $650 million, or 13 percent, in the first quarter of 1997 compared with the first quarter of 1996. Included in the increase in average noninterest-bearing deposits was approximately $278 million related to the acquisitions.

      Average short-term borrowings, comprised of federal funds purchased and security repurchase agreements, commercial paper and other short-term borrowings, decreased $588 million. Average long-term debt increased $506 million in the first quarter of 1997 compared with the same period last year reflecting the issuance of senior and subordinated debt. Average company-obligated mandatory redeemable capital securities of subsidiary trust, issued during the fourth quarter of 1996, were $300 million in the first quarter of 1997.

NET INTEREST MARGIN  ANALYSIS

                                                           First Quarter Ended
                                                               March 31,
                                                           -------------------
                                                             1997       1996
                                                             ----       ----
Average rate earned on interest-earning assets               8.89%      8.83%
Average rate paid on interest-bearing liabilities            4.51       4.52
                                                             ----       ----
Rate spread                                                  4.38%      4.31%
                                                             ====       ====
Net interest margin                                          5.31%      5.19%
                                                             ====       ====

NONINTEREST REVENUES

      Noninterest revenues increased $8.3 million in the first quarter of 1997 compared with the first quarter of 1996, excluding securities gains and equity investment income. The principal components of noninterest revenues are shown in the table below.

                                                  First Quarter Ended
                                                        March 31,
                                                  --------------------- Percent
(In Millions)                                       1997        1996     Change
                                                  ---------   --------- -------
NONINTEREST REVENUES
Service charges on deposit accounts                 $ 50.2     $ 47.0      7%
Trust and investment management                       18.6       17.2      8
Bank card revenue, net                                13.1       18.4    (29)
Exchange fees                                          9.6        9.7     (1)
Insurance revenue                                      6.1        5.1     20
Mortgage banking income, net                           4.4        8.3    (47)
ATM revenue                                            9.2        5.3     74
Brokerage and other commissions                        4.9        4.2     17
Trading account                                        8.6        2.7    219
Other revenue                                         14.2       12.7     12
                                                    ------     ------
                                                     138.9      130.6      6
Equity investment income                               5.0       10.5    (52)
Gain on sale of securities available for sale          1.7        3.4    (50)
                                                    ------     ------
   Total noninterest revenues                       $145.6     $144.5      1
                                                    ======     ======    ===

      Service charges on deposit accounts, the largest component of noninterest revenue, increased 7 percent in the first quarter of 1997 compared with the first quarter of 1996. The increase in service charges was due primarily to improved service fee collection and a change in check processing.

      Trust and investment management fees increased in the first quarter of 1997 compared to the same period in 1996 due mainly to increases in revenue from private trust fees. Bank card revenue declined $5.3 million in the first quarter of 1997 compared with the same period in 1996 primarily due to income recognized in the first quarter of 1996 which resulted from the September 1995 sale of an interest in the merchant processing service business and the allocation of the merchant contract to a co-owned business alliance. ATM fees increased in the first quarter of 1997 compared with 1996 reflecting fee increases.

      Mortgage banking income, net, was $3.9 million lower in the first quarter of 1997 compared with 1996 primarily due to the recognition of a gain on the sale of servicing rights in the first quarter of 1996. Trading account revenue increased $5.9 million due primarily to increases in the mark-to-market adjustments on certain customer accommodations and other trading securities.

      Equity investment income results mainly from U. S. Bancorp's investment as a limited partner in several limited partnerships and, to a lesser degree, from U.S. Bancorp's venture capital investments. U. S. Bancorp has no control over investment sales activities by the general partners.

NONINTEREST EXPENSES

      Noninterest expenses declined $3.0 million in the first quarter of 1997 excluding various noninterest expenses related to the acquisitions of approximately $11.3 million and merger and integration costs in the first quarter of 1996 of $8.4 million. The principal components of noninterest expense are shown in the following table.

                                      First Quarter Ended
                                           March 31,
                                      ---------------------   Percent
(In Millions)                           1997        1996       Change
                                      ---------   ---------   -------
NONINTEREST EXPENSES
Employee compensation
   and benefits                        $ 159.9    $ 151.0         6%
Equipment rentals, depreciation
   and maintenance                        28.6       30.7        (7)
Net occupancy expense                     21.1       20.7         2
Stationery, supplies and postage          16.0       14.8         8
Telecommunications                         7.6        7.8        (3)
Advertising and marketing                  5.4        8.1       (33)
Amortization of goodwill and core
   deposit intangibles                     7.5        3.4       121
Contract personnel                         4.5        4.6        (2)
Other taxes and licenses                   4.2        4.1         2
Other                                     32.3       33.6        (4)
                                       -------    -------
                                         287.1      278.8         3
Merger and integration costs                --        8.4      (100)
                                       -------    -------
   Total noninterest expenses          $ 287.1    $ 287.2        --
                                       =======    =======       ===

      Employee compensation and benefits increased $8.9 million in the first quarter of 1997 compared with the first quarter of 1996. The increase was due to the acquisitions in the second quarter of 1996 and first quarter of 1997, and increases in salaries, incentive compensation, and payroll taxes. Equipment rentals, depreciation and maintenance decreased $2.1 million mostly due to the back office consolidations during 1996 resulting from the West One Bancorp merger.

      Advertising and marketing expense decreased $2.7 million to $5.4 million in the first quarter of 1997 compared with the first quarter of 1996. Amortization of goodwill and core deposit intangibles increased $4.1 million in the first quarter of 1997 compared with the first quarter of 1996, as a result of the goodwill and core deposit intangible assets related to the acquisitions.

      The overhead ratio (defined as noninterest expenses as a percentage of tax-equivalent net interest income and noninterest revenues) improved to 54 percent in the first quarter of 1997 compared with 57 percent in the first quarter of 1996.

      Merger and integration costs related to the West One merger, accounted for as a poolings-of interests, totaled $8.4 million in the first quarter of 1996. Substantially all merger and integration payments were completed by the end of the first quarter of 1997.

INCOME TAXES

      The effective tax rates for the first quarters ended March 31, 1997 and 1996 were 35.9 percent and 35.6 percent, respectively. The increase in the effective tax rate in 1997 was mainly due to the higher level of earnings leading to a corresponding decrease in the proportion of tax-exempt income compared with 1996.

FINANCIAL CONDITION

SECURITIES PORTFOLIOS

      Securities available for sale totaled $3.1 billion at March 31, 1997 compared with $3.0 billion at December 31, 1996 and $3.0 billion at March 31, 1996. The average tax-affected yield on the available for sale securities portfolio at March 31, 1997 was 6.50 percent. Securities held to maturity totaled $776 million at March 31, 1997, compared with $797 million at December 31, 1996 and $835 million at March 31, 1996. The average tax-affected yield on the held to maturity securities portfolio at March 31, 1997 was 7.71 percent. The securities portfolios are managed to maximize yield over an entire interest rate cycle while minimizing market exposure to changes in interest rates. The unrealized loss on securities available for sale, net of taxes, was $23 million at March 31, 1997.

LOAN PORTFOLIO

      Loans outstanding were $25.3 billion, $25.0 billion and $23.3 billion at March 31, 1997, December 31, 1996 and March 31, 1996, respectively. Average loans increased at an annualized rate of 8 percent to $25.2 billion in the first quarter of 1997 from $24.7 billion in the fourth quarter of 1996. Excluding the impact of the Sun Capital Bancorp acquisition during the first quarter of 1997, average loans grew at an annualized rate of 7 percent in the first quarter of 1997 compared with the fourth quarter of 1996.

LIQUIDITY

      Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of U. S. Bancorp, are met. U. S. Bancorp manages its liquidity at both the parent and subsidiary level. The major sources of funds for the parent are debt and equity issues, dividend and interest income from its subsidiaries, the commercial paper market and a revolving credit agreement. The primary sources of funds for bank subsidiaries are retail deposits. U. S. Bank of Oregon and U. S. Bank of Washington also issue debt under a bank note program and other debt funding sources.

      Core deposits, defined as deposits other than time deposits of $100,000 or more, are U. S. Bancorp's primary source of funding and provide a sizable source of relatively stable, low-cost funds. Average core deposits increased to $21.8 billion in the first quarter of 1997, an increase of $53 million from the fourth quarter of 1996.

      Other sources of liquidity include purchased funds, comprised of time deposits over $100,000, federal funds purchased and security repurchase agreements, commercial paper and short-term borrowings. Average purchased funds were $5.2 billion in the first quarter of 1997 compared with $5.4 billion in the first quarter of 1996. A portion of the remaining funding of average total assets came from long-term debt, which averaged $1.9 billion in the first quarter of 1997 and $1.7 billion in the fourth quarter of 1996.

     U. S. Bancorp's liquidity is enhanced by its accessibility to a diversity of national market sources of funds. At March 31, 1997, U. S. Bancorp had available a total of $1.6 billion in uncommitted borrowing capacities for medium-term notes, senior or subordinated debt and preferred stock and a $500 million committed general liquidity line of credit.

      The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first quarter of 1997. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income for the first quarter of 1997 of $122 million, which is adjusted for non-cash items. Investing activities consisted primarily of the use of cash to purchase securities, and the impact of loans made and principal collected on loans. Financing activities present the net change in Bancorp's deposit accounts, short-term borrowings, $139 million in net proceeds from the issuance of long-term debt, and $5.6 million in common stock purchases and $50 million in dividends paid.

     The following table summarizes U. S. Bancorp's ratings by major credit rating agencies at March 31, 1997; such ratings are subject to revision or withdrawal at anytime.

                                                            Standard
                                                            & Poor's     Moody's
                                                            --------     -------
U. S. Bancorp (Parent)
    Commercial paper                                          A-1          P-1
    Senior debt                                               A            A2
    Subordinated debt                                         A-           A3

U. S. Bank of Oregon and U. S. Bank of Washington
    Short-term bank notes                                     A-1          P-1
    Long-term bank notes                                      A+           A1

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

      The provision for credit losses was $45.9 million for the first quarter of 1997 and $30.1 million for the first quarter of 1996. The increased provision reflected a higher level of net charge-offs in commercial, consumer and bank card loans and an increase in total loans due to loan growth and the acquisitions.

      Management performs a quarterly analysis to establish the appropriate level of the allowance, taking into consideration such factors as loan loss experience, an evaluation of potential losses in the portfolio, credit concentrations and trends in portfolio volume, maturity, delinquencies and nonaccruals, risks associated with standby letters of credit which guarantee the debt of others and other off-balance sheet commitments, and prevailing and anticipated economic conditions. U. S. Bancorp closely monitors credit risk in its loan portfolio and believes that its credit approval and review processes are effective and operating in accordance with sound banking policy, and that the allowance for credit losses at March 31, 1997 was adequate to absorb potential credit losses inherent in loans, leases, loan commitments and standby letters of credit outstanding at that date.

      U. S. Bancorp continues to evaluate its loan portfolio for impairment. The total recorded investment in impaired loans was $167 million at March 31, 1997, compared with $115 million at December 31, 1996. The increase was due to the addition of commercial loans to nonaccrual status during the first quarter of 1997. Included in these amounts at March 31, 1997 are $110 million of impaired loans for which the allocated allowance for credit losses was $39 million.

      The table below presents the change in the allowance for credit losses for the periods indicated.

ALLOWANCE FOR CREDIT LOSSES

                                                   First Quarter                  First Quarter
                                                      Ended         Year Ended        Ended
                                                    March 31,      December 31,     March 31,
(In Millions)                                          1997            1996           1996
                                                   -------------   ------------   -------------
Loans (net of deferred fees)                         $25,320.5       $25,046.7       $23,267.3
                                                     =========       =========       =========
Daily average loans
    (net of deferred fees)                           $25,206.3       $23,862.3       $22,949.2
                                                     =========       =========       =========

Balance of allowance for credit
    losses at beginning of period                    $   475.9       $   434.5       $   434.5
Acquisitions                                                .6            14.9              --
Loans charged-off
    Commercial                                            19.2            40.8             8.1
    Lease financing                                         .3             1.5              .1
    Real estate construction                                .1              .9              --
    Real estate mortgage                                    .9             3.1              .7
    Consumer                                              14.9            47.6            10.7
    Bank card                                             14.3            50.3            11.2
                                                      --------        --------        --------
       Total                                              49.7           144.2            30.8
                                                      --------        --------        --------
Recoveries of loans previously charged off
    Commercial                                             3.9            13.3             2.8
    Lease financing                                         .1              .3              .2
    Real estate construction                                .2              .4              .1
    Real estate mortgage                                    .3             3.1              .3
    Consumer                                               2.4            12.3             3.4
    Bank card                                              1.5             6.1             1.5
                                                      --------        --------        --------
       Total                                               8.4            35.5             8.3
                                                      --------        --------        --------
Net charge-offs                                           41.3           108.7            22.5
Provision for credit losses                               45.9           135.2            30.1
                                                      --------        --------        --------
Balance of allowance for credit
    losses at end of period                           $  481.1        $  475.9        $  442.1
                                                      ========        ========        ========

Net charge-offs to average loans (annualized)               .66%            .46%            .39%
Allowance for credit losses as
    a percent of loans                                     1.90            1.90            1.90
Allowance for credit losses as a percent of
    nonperforming loans                                     232             320             432

ASSET QUALITY

      As presented in the table below, nonperforming assets as a percentage of loans and foreclosed assets was .90 percent at March 31, 1997, .73 percent at December 31, 1996 and .64 percent at March 31, 1996. Nonperforming assets totaled $229 million at March 31, 1997, compared to $182 million at December 31, 1996 and $149 million a year ago. U. S. Bancorp anticipates normal fluctuations in the balance of nonaccrual loans as it increases its lending activity and resolves loans currently in the nonaccrual portfolio.

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


                                            March 31,    December 31,   March 31,
(In Millions)                                 1997          1996          1996
                                            ---------    ------------   ---------
Nonaccrual loans                              $207.5        $145.6        $101.7
Restructured loans                                .2           3.3            .7
Other real estate and equipment owned           21.2          33.4          46.6
                                              ------        ------        ------
    Total nonperforming assets                $228.9        $182.3        $149.0
                                              ======        ======        ======

Accruing loans past due 90 days or more       $ 43.5        $ 41.0        $ 31.9
                                              ======        ======        ======

Nonperforming loans as a percent of loans        .82%          .59%          .44%
Nonperforming assets as a percent
    of loans and foreclosed assets               .90           .73           .64

CAPITAL AND DIVIDENDS

      U. S. Bancorp is subject to risk-based capital guidelines issued by the Federal Reserve Board. The guidelines require a minimum total risk-based capital ratio of eight percent, with half of the total in the form of Tier 1 capital. Regulators deem a financial institution "well-capitalized," the highest rating available, when leverage, Tier 1 and total capital ratios are at least five percent, six percent, and ten percent, respectively.

      Each subsidiary bank is subject to capital requirements similar to the requirements for bank holding companies. At March 31, 1997, all of U. S. Bancorp's banking subsidiaries met the risk-based capital ratio and leverage ratio requirements for "well-capitalized" banks. The banking subsidiaries' ratios are expected to be maintained at such levels by the retention of earnings and, if necessary, the issuance of additional capital-qualifying securities.

     The risk-based capital and capital leverage ratios for U. S. Bancorp and its significant bank subsidiaries at March 31, 1997 are presented in the table below:

                                                     Risk-based
                                                   Capital Ratios
                                                  -----------------
                                     Total                   Total    Leverage
(In Millions)                       Assets        Tier 1    Capital    Ratio
                                  -----------     ------    -------   -------
U.S. Bancorp (Consolidated)       $  33,754.2      8.30%     11.98%     8.36%
Significant Bank Subsidiaries
    U.S. Bank of Oregon              14,545.8      7.23      10.90      7.81
    U.S. Bank of Washington          10,385.5      7.10      10.66      7.22
    U.S. Bank of Idaho                3,616.8      7.84      11.39      6.46


      At March 31, 1997, common shareholders' equity was $2.6 billion. For the first quarter of 1997, average common equity to average total assets was 7.89 percent compared with 8.04 percent in the first quarter of 1996. The quarterly dividend rates were $.31 and $.28 for the first quarters of 1997 and 1996, respectively.

      In the third quarter of 1996, the Board of Directors authorized the repurchase of up to 7.5 million shares of U. S. Bancorp's common stock of which
4.0 million was purchased in November 1996 from a third party. A final payment related to this purchase of approximately $42 million was pending at March 31, 1997, and will be recorded as a component of shareholders' equity in the second quarter of 1997. Additional common stock repurchases, within the 7.5 million authorized, are anticipated in 1997.

FORWARD-LOOKING INFORMATION

      Statements appearing in this report which are not historical in nature, including the discussions of the effects of recent mergers, credit quality and the adequacy of U. S. Bancorp's capital resources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to U. S. Bancorp include those related to the economic environment, particularly in the region in which U. S. Bancorp operates, competitive products and pricing, fiscal and monetary policies of the U. S. government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

PART II - OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K

           (a) The exhibits filed herewith are listed in the Exhibit Index on page 22 of this report.

           (b) During the quarter ended March 31, 1997, one report on Form 8-K dated March 26, 1997 was filed to report under Item 5 the announcement on March 20, 1997, of the execution of a definitive Agreement and Plan of Merger between U. S. Bancorp and First Bank System, Inc. pursuant to which U. S. Bancorp would be merged with and into First Bank System, Inc.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              U. S. BANCORP
                                              (Registrant)


Date:  May 15, 1997                            By: /s/ STEVEN P. ERWIN
                                                  ----------------------------
                                                  Steven P. Erwin
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX

   Exhibit
   -------
      12.1    U. S. Bancorp and Subsidiaries - Computation of Ratios of
              Consolidated Earnings to Fixed Charges.

      12.2    U. S. Bancorp and Subsidiaries - Capital Ratios.

      27      Financial Data Schedule.